Form 10-K
period 1993-12-31
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP
filed 1994-03-23
CIK 821202

                                      - 1 -
==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K


[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


For the fiscal year ended:  DECEMBER 31, 1993     Commission file number: 1-9699
                            -----------------                             ------
                         BORDEN CHEMICALS AND PLASTICS
                              LIMITED PARTNERSHIP


           Delaware                                       31-1269627
   ---------------------                     ---------------------------------
  (State of organization)                   (I.R.S. Employer Identification No.)

  Highway 73, Geismar, Louisiana 70734                 504-387-5101
 --------------------------------------         -----------------------------
(Address of principal executive offices)       (Registrant's telephone number)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   Name of each exchange on
         Title of each class                           which registered
- ---------------------------------------         ------------------------------
Depositary Units Representing Common Units          New York Stock Exchange


         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

                       __________________________________

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes __X__     No _____.

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein. [X]

                       __________________________________

 Aggregate market value in thousands of the Common Units held by non-affiliates of the Registrant based upon the average sale price of such Units on February 18, 1994 is $454,327.

Number of Common Units outstanding as of the close of business on February 18, 1994: 36,750,000.

================================================================================
The Exhibit Index is located herein at sequential page 21.

                                     Part I

Item 1. Business
- ------- --------

        General
        -------

        Borden Chemicals and Plastics Limited Partnership (the Registrant or Partnership), a Delaware limited partnership, was formed in 1987 when the Partnership, through Borden Chemicals and Plastics Operating Limited Partnership, its subsidiary operating partnership (the Operating Partnership), acquired the basic chemicals and polyvinyl chloride (PVC) resins operations of Borden, Inc. (Borden) located at Geismar, Louisiana and Illiopolis, Illinois. Any reference to business and transactions of the Partnership included in this Form 10-K Annual Report includes, where applicable, business and transactions of the Operating Partnership.

        The highly integrated Geismar facility produces basic chemical products and PVC resins. The basic chemical products manufactured at Geismar are methanol, ammonia, formaldehyde, urea, urea-formaldehyde concentrate, acetylene, acetylene-based vinyl chloride monomer (VCM) and ethylene-based VCM. The Illiopolis facility produces PVC resins. The PVC resins operations at Geismar and Illiopolis produce general purpose and specialty purpose PVC resins.

        At Geismar, the acetylene, methanol and acetylene-based VCM plants were completed in the early 1960's; and ammonia, urea and acetic acid plants were added during the period 1965 to 1967. In the mid-1970's an ethylene-based VCM plant and a formaldehyde plant were added and a second formaldehyde plant was brought on-stream in 1986, followed by a third formaldehyde plant in 1991. In 1983 Borden completed construction of a state-of-the-art PVC resins plant at Geismar. The PVC resins facility at Illiopolis started operating in 1962.

        The Partnership and Borden have entered into long-term agreements which require Borden, subject to the terms and conditions contained in the agreements, to purchase from the Partnership at least 85% of Borden's requirements for PVC resins, methanol, ammonia and urea and to utilize specified percentages of the Partnership's capacity to process formaldehyde and urea-formaldehyde concentrate. The Partnership believes that the pricing formula set forth in such agreements should produce aggregate prices and processing charges for the covered products that over time will approximate the aggregate prices and processing charges that Borden would have been able to obtain from unaffiliated suppliers, considering the magnitude of Borden's purchases, the long-term nature of such agreements and other factors. Sales to Borden represented 19% of total Partnership sales in 1993.

        The Partnership's products are classified into three product groups; PVC Polymers Products, Methanol and Derivatives, and Nitrogen Products. The following is a general description of the principal products within each group.

        PVC Polymers Products
        ---------------------

        PVC Resins - The Partnership produces general purpose and specialty purpose PVC resins at two plants located at Geismar and Illiopolis, with annual capacities of 440 million and 380 million pounds, respectively. Of the Partnership's total PVC resins sales dollars in 1993, 74% related to general purpose PVC resins and 26% related to specialty purpose PVC resins.

        The construction and home building industries are major markets for general purpose PVC resins with uses including water distribution pipe, residential siding and wallcoverings. Uses for specialty purpose PVC resins include electrical cable jacketing, flooring, film and rigid packaging, tubing, medical valves, surgical gloves, and flexible and rigid components for toys and household goods.

        PVC resins are produced by the polymerization of VCM. All of the VCM used by the Geismar and Illiopolis PVC resins plants is obtained from the two Geismar VCM plants discussed below.

        In 1993 14% of the Partnership's total production of PVC resins was sold to Borden for use in its downstream vinyl conversion operations and the remainder was sold to other third parties. Approximately 10% of 1993 sales of PVC resins were exported. Demand for PVC resins generally tends to be cyclical and follows the upturns and downturns in the construction and automotive industries.

        VCM - The Partnership produces VCM by two processes: an acetylene process and an ethylene process. The finished products of the two processes are essentially identical but the production costs vary depending on the cost of raw materials and energy. Although the cost differences are normally not significant, the ability to produce VCM by either process provides the Partnership the flexibility to use the process that results in the lower cost at any particular time.

        The principal market for VCM is the PVC resins industry because VCM (either acetylene-based or ethylene-based) is the principal feedstock used to produce PVC resins. Consequently, most major PVC resins producers either produce VCM internally or have long-term contracts with major VCM producers.

        Acetylene-based VCM is produced at a Geismar plant with a capacity of 320 million pounds per year. In 1993 98% of the acetylene-based VCM produced at Geismar was consumed by the PVC resins plants at Geismar and Illiopolis. The remainder was either inventoried or used to satisfy tolling arrangements.

        The Geismar complex contains the only acetylene-based VCM plant in the United States. The integration of the acetylene-based plant with the other plants on site provides stability as well as cost and efficiency benefits to the plants located at the Geismar complex. Although ethylene has generally been regarded as a lower cost feedstock to produce VCM, the acetylene-based VCM plant reduces the overall processing costs of the Geismar complex because the acetylene plant produces acetylene off-gas as a by-product, which is used as a feedstock in the production of methanol. In addition, hydrochloric acid, a feedstock used in the production of acetylene-based VCM, is produced as a by-product by the adjacent ethylene-based VCM plant. Furthermore, certain industrial plants adjoining the Geismar complex have large excess supplies of hydrochloric acid, which tend to benefit the operation of the acetylene-based VCM plant.

        Ethylene-based VCM is produced at a Geismar plant with a capacity of 610 million pounds per year. In 1993 97% of the ethylene-based VCM produced at Geismar was consumed by the PVC resins plants at Geismar and Illiopolis. The remainder was used primarily to satisfy tolling and exchange arrangements.

        Ethylene and chlorine constitute the principal feedstocks used in the production of ethylene-based VCM. Both feedstocks are purchased by the Geismar plant from outside sources. A by-product of the production of ethylene-based VCM, hydrochloric acid, is diverted to the acetylene-based VCM plant, where it is used as a feedstock and lowers the operating costs of the acetylene-based plant.

        Acetylene - The Partnership holds a 50% interest in an acetylene plant located at the Geismar complex, with the remaining 50% interest held by BASF. As long as a subsidiary of Borden is the General Partner of the Partnership, the plant will be managed by employees of such General Partner pursuant to an operating agreement with BASF. The agreement provides that, if a Borden subsidiary ceases to be the General Partner, BASF will have the exclusive right to become the operator of the plant and the personnel necessary to operate the plant will be encouraged to accept employment with BASF.

        The acetylene plant's total annual capacity is 200 million pounds. The principal feedstocks used in the production of acetylene are natural gas and oxygen. Pursuant to the contracts governing the operation of the acetylene plant, the Partnership is required to supply the natural gas necessary to produce its 50% share of acetylene output; BASF has an option to supply the natural gas for its 50% share. In the event BASF does not require its share of acetylene produced, the Partnership may supply the natural gas and is entitled to the acetylene produced therefrom. The oxygen necessary for the production of acetylene is obtained from certain air separation units and related air compression systems, which are jointly owned by the Partnership, BASF and Liquid Air Corporation pursuant to joint venture arrangements.

        In 1993 67% of total production volume of the Geismar acetylene plant was used internally as a principal feedstock of the Geismar acetylene-based VCM plant. BASF did not require its full share of the 1993 production, but accepted delivery of 33% of the plant's 1993 production volume. It is anticipated that excess acetylene will be available at cost to the Partnership through at least 1994. Because of transportation factors, the market for acetylene is principally local.

        Methanol and Derivatives
        ------------------------

        Methanol - Methanol is produced at a plant at the Geismar complex having an annual capacity of 270 million gallons.

        The primary raw material feedstock used in the production of methanol is natural gas. Although the cost of natural gas represents a significant portion of the Partnership's processing cost for methanol, the efficiency of the Geismar methanol plant has been enhanced by using acetylene-off-gas, a by-product of the Geismar acetylene plant, as a partial substitute feedstock for purchased natural gas.

        The principal market for methanol is as a fuel additive and as a chemical intermediate in the manufacture of formaldehyde, acetic acid and other basic chemicals. General industry demand for methanol varies with the level of new housing starts and industrial production.

        Methanol is a typical commodity chemical characterized by cycles of oversupply resulting in depressed prices and idled capacity, followed by periods of shortage with rapidly rising prices and strong demand until increased prices justify new plant investment.

        In 1993 17% of methanol produced was used internally to produce formaldehyde. Sales to Borden for its downstream production facilities and sales to other third parties accounted for 32% and 44%, respectively, of total production in 1993. The remainder was used primarily to satisfy tolling and exchange arrangements.

        Formaldehyde - The Partnership produces 50%-concentration formaldehyde (which is 50% formaldehyde and 50% water) at three plants in the Geismar complex. The formaldehyde plants have annual capacities of 270, 180 and 190 million pounds.

        The principal feedstock used in the production of formaldehyde is methanol. The Geismar formaldehyde plants obtain all of such feedstock from the adjacent methanol plant.

        The formaldehyde market is that of a mature commodity, with demand reflecting general economic conditions. Uses are very diverse with the highest demand stemming from the construction and automotive industries.

  In 1993 Borden purchased 40% of the total formaldehyde produced for use in its production of urea-formaldehyde and phenol-formaldehyde resins, which are used in the forest products and other industries, while 2% of the formaldehyde produced at Geismar was used by the Partnership to produce urea-formaldehyde concentrate for the fertilizer industry. The remainder was purchased by an unaffiliated third party pursuant to a ten-year supply contract signed in 1989. The contract requires the Partnership to supply in the future up to 78% of its annual capacity to the third party to the extent necessary to satisfy that party's formaldehyde requirements.

        Acetic Acid - The plant has been idle since March 1989 and will remain idle until market conditions justify restarting it. The net book value of the plant has been written off.

        Nitrogen Products
        -----------------

        Ammonia - The Partnership produces ammonia at a plant located at Geismar with an annual capacity of 400,000 tons. The principal feedstock used in the production of ammonia is natural gas. Two by-products of the production of ammonia are carbon dioxide and low pressure steam. The ammonia plant supplies carbon dioxide to the urea and methanol plants and steam to the urea plant.

        The principal market for ammonia is fertilizer and other agricultural chemicals. Approximately 85% of domestic production is consumed directly or indirectly in fertilizer applications. Other agricultural chemicals produced with ammonia include pesticides and herbicides. Ammonia is also used in making certain industrial chemicals, such as amines and explosives.

        In 1993 36% of total ammonia production was used by the adjacent urea plant in the production of urea. Sales to Borden accounted for 2% of total production, while sales to other third parties accounted for the remainder of total production in 1993. Demand for ammonia is seasonal, with prices tending to be higher in the spring and fall months than during the remainder of the year.

        Urea - The Partnership produces urea at a Geismar plant with an annual capacity of 250,000 tons. The principal feedstocks used in the production of urea are ammonia and carbon dioxide, which are obtained from the adjacent ammonia plant.

        Approximately 80% of domestic production of urea is consumed in some form of fertilizer application. Urea's high nitrogen content makes it an effective and popular dry nitrogen fertilizer. In addition, urea is used in the production of animal feed and pesticides. Outside the agricultural chemical industry, urea is used largely in the production of urea-formaldehyde resins.

        In 1993 Borden purchased 21% of the total urea produced to make urea-formaldehyde wood adhesives and related products while 1% of urea produced was used to produce urea-formaldehyde concentrate. The remainder of production was sold to other third parties. Like ammonia, demand for urea is seasonal, with prices tending to be higher in the spring and fall months than during the remainder of the year.

        Marketing
        ---------

        The Partnership's products are marketed primarily through a professional field sales organization, all of whom are employees of BCP Management, Inc. (BCPM), the General Partner. The selling activity of the Partnership is based on customer contact on a regular basis to secure and maintain long-term supply relationships. A substantial portion of the Partnership's sales is made under contracts with annual negotiations relating to specific conditions of sale.

        Occasional methanol export sales outside North America have been, and will continue to be, coordinated through Borden's international sales representatives in Columbus, Ohio.

        Raw Materials
        -------------

        The principal purchased raw material used by the Partnership is natural gas. Natural gas is supplied by pipeline to the Geismar complex by six major natural gas pipelines. As is currently common in the chemical industry, the Partnership has long-term contracts with floating costs for the purchase of natural gas, and also makes significant purchases on a monthly and/or quarterly basis. The Partnership has diversified its suppliers and does not currently anticipate any difficulty in obtaining adequate natural gas supplies.

        The Partnership purchases other raw materials for its operations, principally ethylene and chlorine. Ethylene is currently supplied by pipeline to the Geismar facility by several suppliers. Chlorine is supplied by railcar to the Geismar facility by various suppliers. The major raw material for the Illiopolis PVC plant, VCM, is supplied by railcar from the Geismar facility. Additionally, in connection with the production of certain specialty grade PVC resins, the Partnership purchases certain quantities of vinyl acetate monomer. The Partnership does not believe that the loss of any present supplier would have a materially adverse effect on the production of any particular product because of numerous, competitive alternate suppliers.

        Competition
        -----------

        The Partnership encounters competition from numerous manufacturers in all of its product lines. Many of these competitors have substantially greater financial resources and are more highly diversified than the Partnership. As previously noted most of the Partnership products are typical commodity chemicals for which demand and selling prices are largely related to general economic conditions, particularly the construction and automotive sectors. Other significant factors in the marketing of the products are delivery, quality and, in the case of PVC resins, technical service. The Partnership believes that the overall efficiency and integration of the facilities at Geismar and Illiopolis make the Partnership well positioned to compete in the markets it serves.

        Research and Development
        ------------------------

        A research and development center is located at the Geismar complex. It contains sophisticated testing facilities for analytical work, lab scale processing equipment to simulate customer plant operations, and pilot plant reactors for polymerization development work.

        The Partnership's annual cost for research and development was approximately $1.8 million in 1993, 1992 and 1991.

        Patents and Trademarks
        ----------------------

        The Partnership has non-exclusive, royalty-free licenses from Borden covering numerous licenses from third parties relating to technology used in the Partnership's business, and unpatented operating know-how and technology in connection with the operations of the business. The Partnership is also a licensee or a sublicensee under license arrangements with third parties pursuant to which it is obligated to pay royalties.

        The Partnership has entered into a Use of Name and Trademark License Agreement with Borden pursuant to which the Partnership is permitted to use the Borden name and logo in the name of the Partnership and in its business. The use of Name and Trademark License Agreement and the right to use the Borden name and logo shall terminate in the event that BCPM ceases to be the General Partner.

        Environmental and Safety Regulations
        ------------------------------------

        Capital expenditures for environmental control facilities were approximately $4.7 million in 1993. Such capital expenditures are expected to be approximately $4.5 million in 1994.

        The Partnership believes that it is in general compliance with applicable existing safety, health and environmental laws and regulations. The Partnership maintains an environmental and industrial safety program and a health compliance program and conducts internal regulatory audits at the plants. Risks of substantial costs and liabilities are inherent in certain plant operations and certain products produced at the plants, as they are with other enterprises engaged in the chemical business, and there can be no assurance that significant costs and liabilities will not be incurred.

        In 1993, 1992 and 1991 the Partnership incurred costs of $19.0 million, $22.5 million and $17.5 million, respectively, relating to its environmental programs. The Louisiana Department of Environmental Quality has determined that a production unit at the Geismar facility should be subject to state hazardous waste regulations. While the Operating Partnership has appealed the decision, the outcome of such decision is uncertain and if upheld, the Operating Partnership could be required to incur approximately $1.0 million in increased operating costs during the first year and approximately $200,000 to $500,000 each year thereafter and other significant expenditures which at this time cannot be estimated, and which could be subject to the Environmental Indemnity Agreement discussed at Item 3 - Legal Proceedings.

        Moreover, it is possible that other developments, such as increasingly strict environmental, safety and health laws, regulations and enforcement policies thereunder and claims for damages to property or persons resulting from plant emissions or products could result in substantial costs and liabilities to the Partnership. See Item 3 - Legal Proceedings for a discussion of environmental proceedings.

        Employees
        ---------

        The Partnership does not directly employ any of the persons responsible for managing and operating the Partnership, but instead reimburses BCPM for their services. On December 31, 1993 BCPM employed 740 individuals.

Item 2. Properties
- ------- ----------

     The following table sets forth the approximate annual capacity with respect to each of the principal manufacturing plants at the Geismar, Louisiana complex and the PVC plant at Illiopolis, Illinois, all of which are owned by the Partnership except as noted.

                                                               Annual Stated
                 Plants                                          Capacity**
     ------------------------------                            -------------
     Geismar:
        PVC Polymers Products
          PVC Resins                                          440,000,000 lbs.
          Acetylene-based VCM                                 320,000,000 lbs.
          Ethylene-based VCM                                  610,000,000 lbs.
          Acetylene *                                         200,000,000 lbs.
        Methanol and Derivatives
          Methanol                                            270,000,000 gals.
          Formaldehyde I                                      270,000,000 lbs.
          Formaldehyde II                                     180,000,000 lbs.
          Formaldehyde III                                    190,000,000 lbs.
        Nitrogen Products
          Ammonia                                                 400,000 tons
          Urea                                                    250,000 tons

     Illiopolis:
        PVC Resins                                            380,000,000 lbs.

       The operation of the foregoing plants near full capacity or above is an objective of the Partnership because of the significant integration among such plants and the reduced operating costs per unit of output at full operation.

       The Partnership believes that the facilities are currently in good condition, efficient and highly integrated and are in general compliance with applicable existing environmental laws and regulations.

       The Geismar complex is located on approximately 490 acres in Ascension Parish, Louisiana, adjacent to the Mississippi River between Baton Rouge and New Orleans. The complex has docking and barge loading facilities to handle methanol, ammonia and urea. The site is also served by the Illinois Central Gulf Railroad, which provides daily switching and interconnecting service with the nation's major railroads through both
Baton Rouge and New Orleans. Pursuant to certain sublease agreements entered into between Borden and the Partnership, Borden subleases to the Partnership certain rail cars leased by Borden from third parties. The complex is further served by numerous major trucking companies and is near an interstate highway.

__________________
   *50% owned by the Partnership.
  **Assumes normal operating conditions, including down-time and maintenance.

       The Illiopolis PVC resin facility is located on approximately 45 acres in central Illinois between Springfield and Decatur. It contains a large reactor plant, in which polymerization occurs producing general purpose PVC resins, a small reactor plant producing copolymer and blending specialty
resins,  and a paste or  dispersion specialty resins unit.   Appropriate raw
material and finished goods storage facilities, utilities, and waste treatment facilities are maintained at the site.

       The Illiopolis facility is serviced by the Norfolk and Southern Railroad which provides daily direct and connecting service to the nation's
major  railroads through East St.  Louis.   Illiopolis is also  located near
an interstate highway  and is  serviced by several  major trucking firms.

       Utilities
       ---------

       The Geismar complex operates three high thermal efficiency co-generation units providing the site with low cost electricity, steam and
high  temperature reformer  combustion air.   Each  unit is  composed of  a
natural gas burning turbine/generator unit combined with a steam producing heat recovery system (i.e., the "co-generation" of electricity and steam).

       The co-generation units are designed to provide 100% of the electricity, a significant portion of the steam, and a portion of the reformer combustion air requirements of the Geismar complex at full production levels. These units have electrical outputs of 20, 35 and 35
megawatts.   The  electricity  supplied by  the units  through a  substation owned by Monochem, Inc. (Monochem), a corporation of which the Partnership owns 50% of the capital stock, usually exceeds the requirement of the Geismar complex with the excess production being sold to Gulf States Utilities at its
"avoided cost"  rate.   The Partnership's  interest in  Monochem is  subject to
certain rights  of first  refusal and limitations to transfer.

       Water requirements at the  Geismar complex are obtained through
Monochem from the Mississippi River.   At Illiopolis, a  municipal water
company  supplies the facility with its water requirements.   Because the
Illiopolis facility represents a significant portion of the demand for water supply from the municipal water company, the Partnership manages the operations of the water company on a cost-reimbursed basis.

Item 3.   Legal Proceedings
- -------   -----------------
       Environmental Proceedings
       -------------------------

       Private actions filed in Federal District Court in Louisiana against the 50% owned subsidiary of the Operating Partnership, and several other defendants alleging personal injuries and property damage in connection with a former hazardous waste disposal site, have been settled by payment by the Operating Partnership's subsidiary of approximately $44,000.

       The Louisiana Department of Environmental Quality has determined that a production unit at the Geismar facility should be subject to the Resource
Conservation and Recovery  Act ("RCRA").   The Partnership  believes that
similar allegations and allegations relating to other RCRA issues are being contemplated by the U.S. Environmental Protection Agency. The Operating Partnership maintains that the production unit is not subject to

RCRA regulation. A petition for a rehearing was denied and appeals have been filed in Louisiana State Courts.

       In  February,  1993 an  Environmental  Protection  Agency
Administrative Law Judge held that the Illiopolis facility had violated Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and the Emergency Planning and Community Right to Know Act ("EPCRA") by failing to report certain relief valve releases that the Partnership believes are exempt from CERCLA and EPCRA reporting. A petition for reconsideration has been filed.

       Under an Environmental Indemnity Agreement, Borden has agreed, subject to certain conditions, to indemnify the Partnership and the Operating Partnership (the Partnerships) in respect of environmental liabilities arising from facts or circumstances that existed and
requirements  in effect  prior to  November 30, 1987.   The Partnerships  are
responsible for environmental liabilities arising from facts or circumstances that existed and requirements in effect on or after such date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after such date, Borden and the Partnerships will share liabilities on an equitable basis. No claim can be made under the Environmental Indemnity Agreement after 15 years from November 30, 1987 and in any year no claim can, with certain exceptions, be made with respect to the first $500,000 of liabilities which Borden would otherwise be responsible for thereunder in such year, but such excluded amounts may not exceed $3.5 million in the aggregate.

Other Legal Proceedings
- -----------------------

       In addition, the Partnership is subject to various other legal proceedings and claims which arise in the ordinary course of business. The management of the Partnership believes, based upon the information it presently possesses, the realistic range of liability of these other matters, taking into account its insurance coverage, including its risk retention program and the Environmental Indemnity Agreement with Borden, would not have a material adverse affect on the financial position and results of operations of the Partnership.

Item 4.   Submission of Matters to a Vote of Security Holders
- -------   ---------------------------------------------------

       No matter was submitted during the fourth quarter of 1993 to a vote of security holders, through the solicitation of proxies or otherwise.

                                    Part II

Item 5.   Market for the Registrant's Common Equity and Related
- -------   -----------------------------------------------------
                   Stockholder Matters
                   -------------------

       On February 12, 1993, which was the payment date for the 1992 fourth quarter distribution, Borden's obligations under the Guarantee Agreement to ensure minimum quarterly distributions under the Preference Unit Distribution Support Agreement and the Common Unit Direct Payment Agreement were extinguished and all differences between the Preference Units and Enhanced Common Units ceased and all Units are now Common Units.
       The high and low sales prices for the Common Units on February 18, 1994 were $12 5/8 and $12 1/8, respectively. The approximate number of Common Unitholders as of February 18, 1994 was 65,000.

       The following table sets forth the 1993 quarterly Common Unit data:
                                                            1993 Quarters
                                               ---------------------------------------
                                                First     Second      Third     Fourth
                                               -------   --------    -------    --------
  Cash distribution declared                   $  .30     $  .18      $   .12     $   .18
  Market price range:
    Low                                        13 5/8     10 3/4        8 7/8       8 1/4
    High                                       17 1/8     16 1/8       12 1/8      11 1/4

       The high and low prices for the Preference Units during the first quarter of 1993 (through February 12) were $16 1/4 and $13 3/4, respectively.

       Prior to February 12, 1993 the Enhanced Common Units and
Preference Units traded separately on the New York Stock Exchange.
The following table sets forth the 1992 quarterly unit data:
                                                         1992 Quarters
                                           -------------------------------------------
                                           First      Second       Third       Fourth
                                          -------     --------     -------    --------
  Cash distribution declared              $  .45       $   .51      $   .32     $    .31
  Market price range:

  Enhanced Common Units
    Low                                   13 3/4        16 1/2       15 7/8       12 3/8
    High                                  22 7/8        21 3/8       19 3/8       17

  Preference Units
    Low                                   14 1/8        17           16           12 5/8
    High                                  24 1/8        22 5/8       19 5/8       17 1/8

Item 6.   Selected Financial Data
- -------   -----------------------

    The following table sets forth selected historical financial information for the Partnership for each of the five years ended December 31, 1993.

                          1993        1992        1991        1990         1989
                        --------    --------    --------    --------     --------
                                      (in thousands except per Unit data)
Net revenues            $433,297    $401,803    $410,005    $420,631     $465,923
Net (loss) income         (1,435)     27,085      51,553      45,296       69,495
Net (loss) income
 per Unit                   (.04)        .73        1.39        1.22         1.87
Cash distribution
 declared per Unit           .78        1.59        1.98        1.95         2.45
Total assets             444,304     466,729     507,042     544,204      549,628
Long-term debt           150,000     150,000     150,000     150,000      150,000

Item 7.   Management's Discussion and Analysis of Financial Condition
- -------   -----------------------------------------------------------
          and Results of Operations
          -------------------------

    Results of Operations
    ---------------------

    The following table sets forth the dollar amount of revenues and the percentage of total revenues for each of the principal product groups of the Partnership (in thousands):

                                 1993                  1992                1991
                             ------------          ------------        ------------
PVC Polymers Products       $261,342  60%          $247,209  61%        $232,963  57%
Methanol and Derivatives     119,779  28            100,002  25          119,278  29
Nitrogen Products             52,176  12             54,592  14           57,764  14
                            -------- ---           -------- ---         -------- ---
Total Revenues              $433,297 100%          $401,803 100%        $410,005 100%
                            ======== ===           ======== ===         ======== ===

        Following are indices of average selling prices per unit of product sold for the principal product groups and relative average raw material costs per unit for the principal raw materials (using 1985 as base year with index values of 100).  The price indices in the table reflect changes in the mix and volume of individual products sold as well as changes in selling prices.
                                      1993       1992         1991
                                      ----       ----         ----
Average Price Received per
 Unit Sold:
  PVC Polymers Products                106         99          103
  Methanol and Derivatives              94         88          110
  Nitrogen Products                     85         82           87

Raw Material Costs per Unit:
  Natural Gas                           88         74           63
  Ethylene                             115        116          128
  Chlorine                              83          7          N/M

N/M - Not meaningful due to the extreme oversupply of chlorine and the resulting negative value in the marketplace.

    1993 Compared to 1992
    ---------------------

    Total revenues for 1993 were $433.3 million compared to $401.8 million for 1992. A net loss of $1.4 million was recorded in 1993 compared to net income of $27.1 million in 1992. The increase in sales is primarily related to increased sales for Methanol and Derivatives and PVC Polymers Products, partially offset by slightly lower sales for Nitrogen Products. The decline in net income reflects gross margin declines in all groups, especially PVC Polymers Products.

    PVC Polymers Products sales increased 5.7% to $261.3 million compared to 1992 as a result of higher selling prices partially offset by a slight decrease in volume. Gross margin decreased 53.6%, as a result of a significant increase in chlorine costs which could not be fully recovered in product pricing due to strong industrywide competition.

    Methanol and Derivatives sales increased 19.8% to $119.8 million compared to 1992 as a result of increases in selling prices and volume. The higher volume was the result of increased winter season demand for methanol-based, octane-boosting gasoline additives used to reduce automobile emissions, as well as increased general industry demand. Gross margins decreased 7.7% as a result of substantially higher natural gas costs.

    Nitrogen Products sales decreased 4.4% to $52.2 million compared to 1992 as a result of decreased volume, partially offset by higher selling prices for ammonia. Gross margin decreased from near break-even in 1992 to a moderate loss in 1993 as a result of the decreased sales and higher natural gas costs.

    Raw material costs are expected to remain high during the first quarter of 1994. However, these increased costs should be offset by strong demand and favorable selling price trends. As a result, the Partnership expects to record a moderate profit in the first quarter of 1994.

    1992 Compared to 1991
    ---------------------

    Total revenues for 1992 were $401.8 million compared to $410.0 million for 1991, while net income for 1992 was $27.1 million compared to $51.6 million in 1991. The decrease in sales is due primarily to lower Methanol and Derivatives sales, as well as lower Nitrogen Products sales, partially offset by higher PVC Polymers Products sales. The decrease in net income reflects gross margin declines for both Methanol and Derivatives and Nitrogen Products.

    PVC Polymers Products sales increased 6.1% to $247.2 million as a result of increased volume partially offset by lower selling prices. Domestic demand for PVC resin in building and construction applications achieved record levels in 1992, but additional capacity industrywide exceeded demand resulting in increased price competition. Gross margin increased 2.1% from 1991 as a result of the higher sales.

    Methanol and Derivatives sales decreased 16.2% to $100.0 million as a result of lower selling prices compared to 1991, when unscheduled production outages by several major domestic methanol producers resulted in tight supplies and higher prices. These decreases were partially offset by higher volume from increased demand for methanol, especially as an ingredient in cleaner-burning octane-boosting gasoline additives and formaldehyde. Gross margin decreased 51.2% as a result of the lower sales and increased natural gas costs.

    Nitrogen Products sales decreased 5.5% to $54.6 million as a result of lower selling prices. Volume was essentially unchanged as demand in key fertilizer end uses remained stable. Gross margin decreased from a moderate profit in 1991 to near break-even in 1992 as a result of lower selling prices and higher natural gas costs.

    Liquidity and Capital Resources
    -------------------------------

    Cash flows from operations for 1993 were $38.5 million compared to $63.9 million for 1992 and $91.5 million for 1991. The reduction in operating cash flows in 1993 and 1992 is primarily due to 1ower net income.

    Capital expenditures totaled approximately $15.0 million, $10.5 million and $18.0 million for 1993, 1992 and 1991, respectively. In addition to capital expenditures, maintenance expenses incurred in 1993, 1992 and 1991 were $29.9 million, $29.3 million and $30.8 million, respectively.

    Capital expenditures, including environmental expenditures, for 1994 are estimated to be approximately $20.0 million. While capital expenditures are generally incurred throughout the year, the timing of certain projects can be influenced by factors such as the level of business activity. It is expected that annual capital expenditures beyond 1994 will be approximately $20.0 million but may increase as opportunities for economically viable capital projects arise.

    Capital expenditures in 1993 primarily related to the completion of the urea granulation conversion project, VCM-E environmental cost reduction and waste treatment upgrades. Capital expenditures in 1992 primarily related to a methanol purge gas separator, the urea granulation conversion project and numerous small projects. Capital expenditures in 1991 primarily related to an environmental compliance project at Geismar and the completion of the expansion of formaldehyde capacity.

    The Partnership expects to satisfy its future cash requirements through internally generated cash and borrowings.

    The Partnership has a short-term unsecured working capital facility of up to $20.0 million under a revolving credit agreement to support working capital requirements. Borrowings under the working capital facility bear interest at rates fixed at the time of each borrowing. There were no significant borrowings under the working capital facility at any time during 1993, 1992 or 1991.

    The Partnership makes quarterly distributions to Unitholders and the General Partner of 100% of its Available Cash (as defined in the Partnership Agreement). Available Cash each quarter generally consists of cash receipts less cash disbursements (excluding cash distributions to Unitholders) and reserves.

    On February 12, 1993, which was the payment date for the 1992 fourth quarter distribution, Borden's obligations under the Guarantee Agreement to ensure minimum quarterly distributions under the Preference Unit Distribution Support Agreement and the Common Unit Direct Payment Agreement were extinguished and all differences between the Preference Units and Enhanced Common Units ceased and all Units are now Common Units.

As discussed under Item 1 "Business" herein, cyclical demand for Partnership products and, to a lesser extent, seasonality factors, affect results of operations. These same factors affect the amount of cash flows from operations and consequently the amount of cash available for distribution to Unitholders. The amount of cash flows from operations and the Available Cash generated for distribution for any period does not necessarily correlate directly with net income for such period because various items and transactions affect net income and cash flows from operations differently. For example, depreciation reduces net income but does not affect cash flows from operations, while changes in working capital items (including receivables, inventories, accounts payable and other items) generally do not affect net income but do affect cash flows from operations. Moreover, as provided for in the Partnership Agreement, certain reserves may be established which do not affect net income or cash flows but do affect Available Cash to be distributed to Unitholders.

Item 8.   Financial Statements and Supplementary Data
- -------   -------------------------------------------
                                                               Sequential
Index to Financial Statements                                     Page
- -----------------------------                                  ----------
  Report of Independent Accountants                                29
  Consolidated Statements of Income for the years
    ended December 31, 1993, 1992 and 1991                         30
  Consolidated Statements of Cash Flows for the years
    ended December 31, 1993, 1992 and 1991                         31
  Consolidated Balance Sheets as of December 31, 1993
    and 1992                                                       32
  Consolidated Statements of Changes in Partners'
    Capital for the years ended December 31, 1993,
    1992 and 1991                                                  33
  Notes to Consolidated Financial Statements                    34-38



Selected Quarterly Financial Data (Unaudited)
- ---------------------------------------------
     (in thousands except per Unit data)


                                                         1993 Quarters
                                   ---------------------------------------------------------
                                    First        Second              Third            Fourth
                                   --------     --------            --------         --------
Revenue                            $ 90,604         $105,971        $111,001         $125,721
Gross Profit                          8,615            4,335           7,739           14,837
Net Income (loss)                       266           (4,855)         (1,471)           4,625
Net Income (loss)
 per Unit                              0.01            (0.13)          (0.04)            0.12

                                                           1992 Quarters
                                   ---------------------------------------------------------
                                    First            Second          Third            Fourth
                                   --------         --------        --------         --------
Revenue                            $ 99,278         $103,060        $ 92,860         $106,605
Gross Profit                         21,034           23,989           9,434            9,364
Net Income                           12,176           13,335             787              787
Net Income per Unit                    0.33             0.36            0.02             0.02




Item 9.   Changes in and Disagreements with Accountants on Accounting
- -------   -----------------------------------------------------------
          and Financial Disclosure
          ------------------------

   No Form 8-K was issued by the Company for the two most recent years ended December 31, 1993 reporting a change in or disagreement with accountants.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant
- --------  --------------------------------------------------

       The Partnership is a limited partnership (of which BCPM is the General Partner) and has no directors or officers. The directors, officers and employees of the General Partner perform management and nonsupervisory functions for the Partnership.

       Management Organization - Joseph M. Saggese is Chairman, President and Chief Executive Officer of BCPM. He is also an Executive Vice President of Borden and President of the Borden Packaging and Industrial Products Division Domestic and International. John L. Russ III and Wayne P. Leonard, who report directly to Mr. Saggese, are responsible for Partnership marketing and manufacturing operations, respectively.

       Independent Committee - BCPM is required to maintain an Independent Committee of its Board of Directors, which shall be composed of at least three directors, each of whom is neither an officer, employee or director of Borden nor an officer or employee of BCPM. Certain actions require special approval from the Independent Committee. Such actions include an expansion of the scope of business of the Partnership, the making of material capital expenditures, the material curtailment of operations of any plant, the material expansion of capacity of any plant, and the amendment of or entry into by the Partnership of any agreement with Borden. The members of the Independent Committee are Edward
H.  Jennings, George W. Koch and Daniel M. Galbreath.

       As sole stockholder of BCPM, Borden elects directors of BCPM on an annual basis.  Set forth below is certain information concerning the directors and officers of BCPM.
                                                                                               Served in
                                                                                    Age on      Present
                                          Position and Office                       Dec. 31,    Position
         Name                             with General Partner                        1993       Since
   -----------------                  -----------------------------                 --------    ---------
   Joseph M. Saggese                  Director, Chairman, President
                                       and Chief Executive Officer                     62          1990
  *Lawrence O. Doza                   Director                                         55          1987
   Daniel M. Galbreath                Director                                         65          1987
   Edward H. Jennings                 Director                                         56          1989
   George W. Koch                     Director                                         67          1987
   John P. Stapleton                  Director and Vice President                      48          1987
   Ronald B. Wiles                    Director                                         55          1990
 **David A. Kelly                     Director, Treasurer and Principal
                                       Financial Officer                               55          1987
   John L. Russ III                   Vice President                                   53          1987
   Wayne P. Leonard                   Vice President                                   52          1987
   James O. Stevning                  Controller and Principal
                                       Accounting Officer                              34          1994
   Lawrence L. Dieker                 Secretary                                        55          1987

  *Mr. Doza retired effective March 1, 1994.
 **Mr. Kelly was elected a director effective March 1, 1994.

       Joseph M. Saggese was elected Chairman, President and Chief Executive Officer of BCPM effective July 1, 1990. He was also elected Executive Vice President of Borden and President of the Borden Packaging and Industrial Products Division Domestic and International (the Division) effective July 1, 1990. Prior to that he served as a Senior Group Vice President of the Division since January 1, 1989. Prior to that he served as a Senior Vice President of the Division since October 1, 1985.

       Daniel M. Galbreath is a director of BCPM. He is Chairman of the Board of The Galbreath Company, a position he has held since 1979, and President and Chief Executive Officer of John W. Galbreath & Co., a position he has held since 1950. The Galbreath Company is engaged in the real estate development business. Mr. Galbreath is also a director of Churchill Downs, Incorporated.

       Edward H. Jennings is a director of BCPM. He is also a professor and President Emeritus of The Ohio State University. He served as President of The Ohio State University from 1981 to 1990. Mr. Jennings is also a director of Super Foods, Inc. and Lancaster Colony, Inc.

       George W. Koch is a director of BCPM. He is Of Counsel in the law firm of Kirkpatrick & Lockhart since January 1992. Prior to that he was a partner of Kirkpatrick & Lockhart since April 1990. From 1966 to April 1990 he was President and Chief Executive Officer of the Grocery Manufacturers of America, Inc., a non-profit organization of the leading grocery manufacturers in the United States. Mr. Koch is also a director of McCormick & Co.

       Ronald B. Wiles is a director of BCPM. He is also Controller of the Borden Packaging and Industrial Products Division Domestic and International, a position he has held since July 1, 1990. Prior to that he held various Group Controller positions for the Division.

       James O. Stevning was elected Controller and Principal Accounting of BCPM effective March 2, 1994. He is also Group Controller of the Partnership, a position he has held since April 1992. Prior to that he was Assistant Controller of the Borden Packaging and Industrial Products Division Domestic and International.

       As previously indicated, officers and employees who, prior to the transfer of the operations in 1987, were responsible for managing and operating the basic chemicals and PVC resins business of Borden, continue to manage and operate the business of the Partnership as officers and/or employees of BCPM. Officers of BCPM, other than Messrs. Russ, Leonard and Stevning, who perform services solely for BCPM, allocate their time between Borden and BCPM.

Item 11.  Executive Compensation
- --------  ----------------------

   The Partnership has no directors or officers. The directors and officers of BCPM receive no direct compensation from the Partnership for services to the Partnership. The Partnership reimburses BCPM for all direct and indirect costs incurred in managing the Partnership.

       During 1993 the three independent directors of BCPM received a retainer of $15,000 per year plus a fee of $1,000 for each BCPM Board meeting attended. The Board functions in part through its Independent and Audit Committees. The three non-employee members of each of these committees are paid a meeting fee of $700 for each committee meeting attended. The committee chairman is also paid an additional $100 for each committee meeting attended in that capacity. During 1993, the Board met four times, and the Independent and Audit Committees met jointly four times.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
- --------  --------------------------------------------------------------

       To the knowledge of BCPM, no person is the beneficial owner of more than five percent of the Partnership's Units. As of February 18, 1994 the beneficial ownership of Common Units by all directors and officers of BCPM as a group was 36,675 Units, which represents less than one percent of the total Units outstanding.

Item 13.  Certain Relationships and Related Transactions
- --------  ----------------------------------------------

       The Partnership is managed by BCPM pursuant to the Amended and Restated Agreement of Limited Partnership (the Agreement) dated December 15, 1988. Under the Agreement BCPM is entitled to reimbursement of certain costs of managing the Partnership. These costs include compensation and benefits payable to officers and employees of BCPM, payroll taxes, general and administrative costs and legal and professional fees. Note 3 of Notes to Consolidated Financial Statements of the Partnership contained on page 35 of this Form 10-K Annual Report contains information regarding relationships and related transactions.

       Mr. Daniel M. Galbreath, a director of BCPM, is President of The Galbreath Company, which is the Management and Leasing Agent for the owners of an office building in Columbus, Ohio which is used by Borden and BCPM as executive and administrative offices. The Partnership believes that the terms of the current lease are, and that any extension or renewal thereof will be, on terms no less favorable to Borden and BCPM than if such premises were leased from any other independent third party.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
- --------  -------------------------------------------------------
              Form 8-K
              --------

(a)   1.  Financial Statements
          --------------------
             a. The Consolidated Financial Statements, together with the report thereon of Price Waterhouse dated January 18, 1994, are contained on pages 29 through 38 of this Form 10-K Annual Report.


      2.  Financial Statement Schedules
          -----------------------------

             a. The following additional financial data should be read in conjunction with the Consolidated Financial Statements of the Partnership contained on pages 29 through 38 of this Form
                  10-K Annual Report. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                                                                           Sequential
                  Additional Financial Data                                   Page
                  -------------------------                                ----------
                  Report of Independent Accountants on
                   Financial Statement Schedules                                  39
                  Property and Equipment (Schedule V)                             40
                  Accumulated Depreciation of Property
                   and Equipment (Schedule VI)                                    41


      3.  Exhibits
          --------

                  3.1(2)         Certificate of Incorporation of BCP Management, Inc., the general partner of the Partnership ("BCPM")

                  3.1.1(2)       Certificate of Amendment to Certificate of Incorporation of BCPM

                  3.2(2)         By-Laws of BCPM

                  3.3(1)         Amended and Restated Certificate of Limited Partnership of the Partnership


___________________
See page 27 for footnote explanations.

 3.4(1)          Amended and Restated Certificate of Limited Partnership of  Borden Chemicals and Plastics Operating Limited
                 Partnership  (the "Operating Partnership")

 3.5(1)          Amended and Restated Agreement of Limited Partnership of the Partnership dated as of December 15, 1988

 3.6(3)          Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of November 30, 1987

 4.1(6)          Form of Depositary Receipt for Common Units

10.1(6)          Second Amended and Restated Deposit Agreement, dated February 16, 1993 among Borden Chemicals and Plastics Limited
                 Partnership, Society National Bank, Borden, Inc. and BCP Management, Inc.

10.2(3)          Conveyance and Transfer Agreement, dated as of November 30, 1987, among Borden, BCPM, Borden Delaware, the Operating Partnership and the Partnership

10.3(3)          Note Agreement, dated as of November 20, 1987, among the Operating Partnership and Metropolitan Life Insurance
                 Company, Metropolitan Insurance and Annuity Company and the Prudential Insurance Company of America

10.4(3)          Revolving Credit Agreement, dated as of November 20, 1987, between the Operating Partnership and Wachovia Bank and
                 Trust Company, N.A.

10.5(3)          Service Agreement, dated as of November 30, 1987, between Borden and the Operating Partners

10.6(3)          Intercompany Agreement, dated as of November 30, 1987, among Borden, BCPM, the Partnership and the Operating
                 Partnership

10.7(1)          Borden and BCPM Covenant Agreement, dated as of December 15, 1988, among Borden and the Partnership



- -------------------
See page 27 for footnote explanations.

 10.8(1)(5)      Ethylene Dichloride/Vinyl Chloride Monomer Tolling Agreement, dated as of July 19, 1988, between the
                 Operating Partnership and Vulcan Chemicals, a division of Vulcan Materials Company

 10.9(3)         PVC Purchase Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership

 10.9.1(1)       Amendment Agreement No. 1 to PVC Purchase Agreement, dated as of December 15, 1988, between Borden and the Operating Partnership

 10.10(3)        Ammonia Purchase Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership

 10.10.1(1)      Amendment Agreement No. 1 to Ammonia Purchase Agreement, dated as of December 15, 1988, between Borden and the Operating Partnership

 10.11(3)        Urea Purchase Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership

 10.11.1(1)      Amendment Agreement No. 1 to Urea Purchase Agreement, dated as of December 15, 1988, between Borden and the Operating Partnership

 10.12(3)        Methanol Purchase Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership

 10.12.1(1)      Amendment Agreement No. 1 to Methanol Purchase Agreement, dated as of December 15, 1988, between Borden and the Operating Partnership

 10.13(3)        Formaldehyde Processing Agreement, dated as of November 30, 1987, between Borden and the Operating
                 Partnership

 10.13.1(1)      Amendment Agreement No. 1 to Formaldehyde Processing Agreement, dated as of December 15, 1988 between
                 Borden and the Operating Partnership

 10.14(3)        Urea-Formaldehyde Concentrate Processing Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership

_________________
See page 27 for footnote explanations.

10.14.1(1)      Amendment Agreement No. 1 to Urea-Formaldehyde Concentrate Processing Agreement, dated as of December
                15, 1988, between Borden and the Operating Partnership

10.15(3)        Use of Name and Trademark License Agreement, dated as of November 30, 1987, among Borden, the
                Partnership and the Operating Partnership

10.16(3)        Patent and Know-How Agreement, dated November 30, 1987, among Borden, the Partnership and the Operating
                Partnership

10.17(3)        Environmental Indemnity Agreement, dated as of November 30, 1987, among the Partnership, the Operating
                Partnership and Borden

10.18(3)        Lease Agreement, dated as of November 30, 1987, between the Operating Partnership and Borden

10.19(2)        Indenture, dated as of June 1, 1962, among Monochem, Inc., Borden and Uniroyal Chemical Company, Inc.
                (as successor to Uniroyal Inc., which was a successor to United States Rubber Company)

10.20(2)        Amendment to Indenture, dated as of December 30, 1981, among Monochem, Inc., Borden and Uniroyal
                Chemical Company, Inc. (as successor to Uniroyal, Inc.)

10.21(2)        Restructuring Agreement, dated as of December 9, 1980, among Borden, Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.) and Monochem, Inc.

10.22(2)        Amendment to Restructuring Agreement, dated as of December 31, 1981, among Borden, Uniroyal Chemical
                Company, Inc. (as successor to Uniroyal, Inc.) and Monochem, Inc.

10.23(2)        Restated Basic Agreement, dated as of January 1, 1982, between Borden and Uniroyal Chemical Company,
                Inc. (as successor to Uniroyal, Inc.)

10.24(2)        Restated Operating Agreement, dated as of January 1, 1982, among Borden, Uniroyal Chemical Company, Inc.
                (as successor to Uniroyal, Inc.) and Monochem, Inc.

____________________
See page 27 for footnote explanations.

10.25(2)        Restated Agreement to Amend Operating Agreement, dated as of January 1, 1983, among Borden, Uniroyal
                Chemical Company, Inc. (as successor to Uniroyal, Inc.) and Monochem, Inc.

10.26(2)        Operating Agreement for Oxygen and Acetylene Plants, dated April 1, 1982, between Borden and BASF
                Wyandotte Corporation (subsequently named BASF Corporation) ("BASF")

10.27(2)        Amendment to Operating Agreement for Oxygen and Acetylene Plants, dated August 22, 1984, between Borden and BASF

10.28(2)        Second Amendment to Operating Agreement for Oxygen and Acetylene Plants, dated December 14, 1984, between Borden and BASF

10.29(2)        Third Amendment to Operating Agreement for Oxygen and Acetylene Plants, dated as of October 2, 1985, between Borden and BASF

10.30(2)        Fourth Amendment to Operating Agreement, dated August 25, 1987, between Borden and BASF

10.31(2)        Fifth Amendment to Operating Agreement, dated November 10, 1987, between Borden and BASF

10.32(1)(5)     Sixth Amendment to Operating Agreement, dated February 11, 1988, between the Operating Partnership and
                BASF

10.33(2)        Third Purchase Agreement, dated August 25, 1987, between Borden and BASF

10.34(2)        Operating Agreement, dated December 14, 1984 among Borden, BASF, Liquid Air Corporation ("LAC") and LAI
                Properties, Inc. ("LAI")

10.35(2)        Amendment No. 1 to Operating Agreement, dated October 2, 1985, among Borden, BASF, LAC and LAI

10.36(1)(5)     Amendment No. 2 to the Operating Agreement, dated February 11, 1988, among Borden, the Operating
                Partnership, BASF, LAC and LAI

10.37(2)(5)     Second Operating Agreement, dated October 2, 1985, among Borden, BASF, LAC and LAI

____________________
See page 27 for footnote explanations.

10.38(1)(5)     Restated Second Operating Agreement, dated February 11, 1988 among Borden, the Operating
                Partnership, BASF, LAC and LAI

10.39(1)        Acetylene Sales Agreement No. 1, dated February 11, 1988, between the Operating Partnership and
                BASF

10.40(1)        Acetylene Sales Agreement No. 2, dated February 11, 1988, between the Operating Partnership and
                BASF

10.41(3)        Railroad Car Master Sublease Agreement, dated as of November 30, 1987, between Borden and the
                Operating Partnership, relating to ACF Industries, Incorporated Master Service Contract

10.42(3)        Railroad Car Master Sublease Agreement, dated as of November 30, 1987, between Borden and the
                Operating Partnership, relating to Pullman Leasing Company Lease of Railroad Equipment

10.43(3)        Railroad Car Master Sublease Agreement, dated as of November 30, 1987, between Borden and the
                Operating Partnership, relating to Union Tank Car Company Service Agreement

10.44(3)        Railroad Car Master Sublease Agreement, dated as of November 30, 1987, between Borden and the
                Operating Partnership, relating to General Electric Railroad Service Corporation Car Leasing
                Agreement

10.45(3)        Railroad Car Master Sublease Agreement, dated as of November 30, 1987, between Borden and the
                Operating Partnership, relating to General American Transportation Corporation Tank Car Service
                Contract

10.46(3)        Railroad Car Sublease Agreement, dated as of November 30, 1987, between Borden and the Operating
                Partnership, relating to EHF Leasing Corporation Railroad Equipment Lease

10.47(3)        Railroad Car Sublease Agreement, dated as of November 30, 1987, between Borden and the Operating
                Partnership, relating to Bank of New York Lease of Railroad Equipment (as amended)

10.48(2)        Form of Rail Service Agreement between Borden and the Operating Partnership

____________________
See page 27 for footnote explanations.

10.49(4)        Form of Letter Agreement with Directors

10.50(3)        Illiopolis Indemnity Agreement

12.1            Ratio of Earnings to Fixed Charges

22.1(2)         Subsidiary of the Partnership

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed by the Registrant during the fourth quarter 1993.


__________________

(1) Filed as an exhibit to the joint Registration Statement on Form S-1 and Form S-3 of the Partnership, Borden, Inc. and Borden Delaware Holdings, Inc. (File No. 33-25371) and is incorporated herein by reference in this Form 10-K Annual Report.

(2) Filed as an exhibit to the Partnership's Registration Statement on Form S-1 (File No. 33-17057) and is incorporated herein by reference in this Form 10-K Annual Report.

(3) Filed as an exhibit to the Partnership's Registration Statement on Form S-1 (File No. 33-18938) and is incorporated herein by reference in this Form 10-K Annual Report.

(4) Filed as an exhibit to the Registrant's 1989 Form 10-K Annual Report and is incorporated herein by reference in this Form 10-K Annual Report.

(5) Exhibits 10.8, 10.32, 10.36, 10.37 and 10.38, which were previously filed, contain information which has been deleted pursuant to an application for confidential treatment pursuant to Rule 406 of the Securities Act of 1933, with respect to which an order has been granted by the Commission.

(6) Filed as an exhibit to the Registrants 1992 Form 10-K Annual Report and is incorporated herein by reference in this Form 10-K Annual Report.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 BORDEN CHEMICALS AND PLASTICS
                                                 LIMITED PARTNERSHIP
                                                 By BCP Management, Inc.,
                                                 General Partner

                                                By /s/ David A. Kelly
                                                   ----------------------------
                                                    David A. Kelly,
                                                    Director, Treasurer and
                                                     Principal Financial Officer

                                                By /s/ James O. Stevning
                                                   ----------------------------
                                                     James O. Stevning
                                                     Controller and Principal
                                                      Accounting Officer


Date:  March 23, 1994

                       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with BCP Management, Inc., General Partner) indicated, on the date set forth above.

      Signature                         Title
      ---------                         -----
/s/ Joseph M. Saggese             Director, Chairman, President
- --------------------------         and Chief Executive Officer
Joseph M. Saggese


/s/ Daniel M. Galbreath           Director
- --------------------------
Daniel M. Galbreath


/s/ Edward H. Jennings            Director
- --------------------------
Edward H. Jennings


/s/ George W. Koch                Director
- --------------------------
George W. Koch



/s/ John P. Stapleton             Director and Vice President
- --------------------------
John P. Stapleton



/s/ Ronald B. Wiles               Director
- --------------------------
Ronald B. Wiles


                       REPORT OF INDEPENDENT ACCOUNTANTS





TO THE PARTNERS OF BORDEN CHEMICALS
AND PLASTICS LIMITED PARTNERSHIP



         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of Borden Chemicals and Plastics Limited Partnership at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE

Columbus, Ohio
January 18, 1994

                     BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                             CONSOLIDATED STATEMENTS OF INCOME
                            (In thousands except per Unit data)



                                                                          Year Ended December 31,
                                                                --------------------------------------
                                                                  1993           1992            1991
                                                                --------       --------        --------
Revenues
   Net trade sales                                              $349,200       $328,343        $328,069
   Net affiliated sales                                           84,097         73,460          81,936
                                                                --------       --------        --------
        Total revenues                                           433,297        401,803         410,005
                                                                --------       --------        --------

Expenses
   Cost of goods sold
      Trade                                                      321,966        274,505         253,319
      Affiliated                                                  75,805         63,477          64,185
   Marketing, general and administrative
      expenses                                                    18,993         18,118          18,578
   Interest expense                                               16,356         16,340          16,340
   General Partner incentive                                                      2,146           5,497
   Other (income) and expense,
      including minority interest                                  1,612            132             533
                                                                --------       --------        --------
        Total expenses                                           434,732        374,718         358,452
                                                                --------       --------        --------

Net (loss) income                                                 (1,435)        27,085          51,553
   Less 1% General Partner interest                                   14           (271)           (515)
                                                                --------       --------        --------

Net (loss) income applicable to Limited
   Partners' interest                                           $ (1,421)      $ 26,814        $ 51,038
                                                                ========       ========        ========

Net (loss) income per Unit                                      $   (.04)      $    .73        $   1.39
                                                                ========       ========        ========


Average number of Units outstanding
  during the year                                                 36,750         36,750          36,750
                                                                ========       ========        ========


Cash distributions declared per Unit                            $    .78       $   1.59        $   1.98
                                                                ========       ========        ========




See notes to consolidated financial statements

                         BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In thousands)


                                                                         Year Ended December 31,
                                                                --------------------------------------
                                                                  1993           1992            1991
                                                                --------       --------        --------
CASH FLOWS FROM OPERATIONS
   Net (loss) income                                            $ (1,435)      $ 27,085        $ 51,553
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation                                              42,946         43,584          42,505
        (Increase) decrease in receivables                       (11,821)        (3,398)          5,173
        (Increase) decrease in inventories                        (5,418)          (996)          7,604
        Increase (decrease) in payables                           13,698          5,887         (14,486)
        Decrease in incentive
          distribution payable                                                   (1,607)           (154)
        Other, net                                                   517         (6,618)           (693)
                                                                --------       --------        --------
                                                                  38,487         63,937          91,502
                                                                --------       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                          (15,041)       (10,534)        (17,975)
                                                                --------       --------        --------


CASH FLOWS FROM FINANCING ACTIVITIES
   Cash distributions paid                                       (33,781)       (66,856)        (73,558)
                                                                --------       --------        --------

Decrease in cash and equivalents                                 (10,335)       (13,453)            (31)

Cash and equivalents at beginning of year                         19,389         32,842          32,873
                                                                --------       --------        --------

Cash and equivalents at end of year                             $  9,054       $ 19,389        $ 32,842
                                                                ========       ========        ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
      Interest paid during the year                             $ 16,356       $ 16,340        $ 16,340
                                                                ========       ========        ========




See notes to consolidated financial statements

                    BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                               CONSOLIDATED BALANCE SHEETS
                                     (In thousands)

                                                                      December 31,          December 31,
                                                                          1993                  1992
                                                                       -----------           ------------
ASSETS

Cash and equivalents                                                      $  9,054              $ 19,389
Accounts receivable (less allowance for
 doubtful accounts of $768 and $477,
 respectively)
   Trade                                                                    48,990                41,711
   Affiliated                                                               18,267                13,725
Inventories
   Finished goods                                                           21,499                19,209
   Raw materials                                                             7,758                 4,630
Other current assets                                                         2,182                 1,912
                                                                          --------              --------
      Total current assets                                                 107,750               100,576
                                                                          --------              --------

Investments in and advances to affiliated companies                          3,623                 2,787
Other assets                                                                26,956                28,230
                                                                          --------              --------
                                                                            30,579                31,017
                                                                          --------              --------

Land                                                                        12,051                11,960
Buildings                                                                   35,955                36,012
Machinery and equipment                                                    505,236               492,593
                                                                          --------              --------
                                                                           553,242               540,565
   Less accumulated depreciation                                          (247,267)             (205,429)
                                                                          --------              --------
                                                                           305,975               335,136
                                                                          --------              --------
                                                                          $444,304              $466,729
                                                                          ========              ========


LIABILITIES AND
PARTNERS' CAPITAL

Accounts and drafts payable                                               $ 44,408              $ 30,710
Cash distributions payable                                                   6,682                11,508
Accrued interest                                                             1,845                 1,845
Other accrued liabilities                                                    8,515                 9,966
                                                                          --------              --------
      Total current liabilities                                             61,450                54,029
                                                                          --------              --------

Long-term debt                                                             150,000               150,000
Minority interest in consolidated subsidiary                                 1,795                 2,105
Postretirement benefit obligation                                              854
                                                                          --------              --------
                                                                           152,649               152,105
                                                                          --------              --------

Partners' capital
   Preference Unitholders                                                                        210,923
   Common Unitholders                                                      228,862                48,025
   General Partner                                                           1,343                 1,647
                                                                          --------              --------
      Total partners' capital                                              230,205               260,595
                                                                          --------              --------
                                                                          $444,304              $466,729
                                                                          ========              ========

See notes to consolidated financial statements


                                         BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                                      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                                          (In thousands)





                                               Preference          Common            General
                                              Unitholders         Unitholders        Partner        Total
                                              -----------         -----------        -------       --------
Balances at December 31, 1990                   $251,749             $60,545         $ 2,264       $314,558
Net income                                        39,059              11,979             515         51,553
Cash distributions declared                      (55,688)            (17,078)           (790)       (73,556)
                                                --------            --------         -------       --------


Balances at December 31, 1991                    235,120              55,446           1,989        292,555
Net income                                        20,521               6,293             271         27,085
Cash distributions declared                      (44,718)            (13,714)           (613)       (59,045)
                                                --------            --------         -------       --------


Balances at December 31, 1992                    210,923              48,025           1,647        260,595
Combination of Preference and                   (210,923)            210,923
 Common units
Net loss                                                              (1,421)            (14)        (1,435)
Cash distributions declared                                          (28,665)           (290)       (28,955)
                                                --------            --------         -------       --------


Balances at December 31, 1993                   $    -0-            $228,862         $ 1,343       $230,205
                                                ========            ========         =======       ========




See notes to consolidated financial statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
               -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                  (In thousands except Unit and per Unit data)

1.  ORGANIZATION

    Borden Chemicals and Plastics Limited Partnership (the Partnership), a Delaware limited partnership, was formed in 1987 when the Partnership, through its subsidiary operating partnership, acquired the basic chemicals and polyvinyl chloride (PVC) resins operations of Borden, Inc. (Borden). The operations are comprised of highly integrated plants in Geismar, Louisiana, which produce basic petrochemical products, PVC resins and industrial gases and a PVC resins plant located in Illiopolis, Illinois. The Partnership conducts its activities through Borden Chemicals and Plastics Operating Limited Partnership (the Operating Partnership). The Partnership, as the sole limited partner, owns a 98.9899% interest and BCP Management, Inc. (BCPM), a Delaware corporation and wholly-owned subsidiary of Borden, owns a 1.0101% interest as the sole general partner (General Partner) in the Operating Partnership. The General Partner's interest in the Operating Partnership is reflected in the accompanying consolidated financial statements as minority interest.

    Borden and its affiliates contributed the basic chemicals and PVC resins operations to the Partnership in exchange for 28,125,000 Preference Units, 8,625,000 Enhanced Common Units, the general partner interest in each of the partnerships, the net proceeds of $150,000 aggregate principal amount of Notes issued by the Operating Partnership and the assumption by the Operating Partnership of substantially all liabilities of Borden related to the basic chemicals and PVC resins operations.

    In 1987 Borden and its affiliates sold the Preference Units representing a 75% interest in the partnerships and in 1988 sold the Enhanced Common Units representing a 23% interest in the partnerships. Borden retains, through BCPM's general partner interest, the remaining 2% interest in the partnerships. With the payments of the fourth quarter distribution on February 12, 1993, all differences between the Preference Units and Enhanced Common Units ceased and all units are now Common Units.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The significant accounting policies summarized below are in conformity with generally accepted accounting principles; however, this will not be the basis for reporting taxable income to Unitholders.

    Principles of Consolidation - The consolidated financial statements include the accounts of the Partnership and the Operating Partnership after elimination of interpartnership accounts and transactions. The Partnership's proportionate ownership of a joint venture that provides utilities to the Geismar complex is accounted for by the equity method. Utilities provided by the joint venture are allocated to the joint venture partners at cost. The cost of the Partnership's proportionate share of utilities is included in cost of goods sold.

    Cash Equivalents - The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the average cost and first-in, first-out methods.

    Property and Equipment - The amount of the purchase price originally allocated by the Partnership to land, buildings, and machinery and equipment was based upon their relative fair values.

    Depreciation is recorded on the straight-line basis by charges to costs and expenses at rates based on the estimated useful lives of the properties (average rates for buildings - 4%; machinery and equipment - 8%).

    Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals totaling $29,905 in 1993, $29,302 in 1992 and $30,763 in 1991
were expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts.

    Income Taxes - The Partnership is not a separate taxable entity for Federal and state and local income tax purposes. Accordingly, any taxable income or loss, which may vary substantially from income or loss reported under generally accepted accounting principles, should be reported in the tax returns of the individual partners. Under current tax law the Partnership will be treated as a partnership until December 31, 1997; thereafter, it will be taxed as a corporation. Effective January 1, 1993 the Partnership adopted statement of Financial Accounting Standard (SFAS) No. 109 "Accounting for Income Taxes."
The adoption of this statement did not have a material effect on 1993 results.

3.  RELATED PARTY TRANSACTIONS

    The Partnership is managed by the General Partner. Under certain agreements, the General Partner and Borden are entitled to reimbursement of costs incurred relating to the business activities of the Partnership. The Partnership is engaged in various transactions with Borden and its affiliates in the ordinary course of business. Such transactions include, among other things, the sharing of certain general and administrative costs, sales of products to and purchases of raw materials from Borden or its affiliates, and usage of railcars owned or leased by Borden.

    The employees of BCPM operate the Partnership and participate in various Borden benefit plans including pension, retirement savings, and health and life insurance. Employee benefit plan expenses are determined by Borden's actuary based on annual employee census data. The Partnership is charged for general insurance expense, which includes liability and property damage insurance, based on calculations made by Borden's Risk Management Department. Under its risk retention program, Borden maintains deductibles of $2,500 and $500 per occurrence for property and related damages at the Geismar and Illiopolis facilities, respectively, and deductibles ranging from $1,000 to $3,000 per event for liability insurance. The Partnership has first dollar liability insurance coverage from Borden. The cost of Borden's corporate information services and corporate staff department services is allocated to the Partnership based on usage of resources such as personnel and data processing equipment.

    The Partnership has no direct liability for postretirement benefits since the Partnership does not directly employ any of the persons responsible for managing and operating the Partnership, but instead reimburses Borden for their services. As a result of Borden's adoption of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions", 1993 charges to the Partnership for such services were actuarially determined. The Partnership expensed the full amount of such charges but only reimbursed Borden for actual postretirement benefits paid. The difference between cash payments to Borden and postretirement expense is accrued on the Partnership's books. In 1992 the Partnership was charged and reimbursed Borden for other postretirement benefits on a cash basis.

    Benefit plan and general insurance expenses, and allocation for usage of resources such as personnel and data processing equipment were $9,506 in 1993, $10,319 in 1992 and $10,610 in 1991. Management believes the allocation methods used are reasonable.

    The Partnership sells methanol, ammonia, urea and PVC resins to, and processes formaldehyde and urea-formaldehyde concentrate for, Borden and its affiliates at prices which approximate market.

    The Partnership entered into long-term agreements with Borden which require Borden to purchase from the Partnership at least 85% of Borden's requirements for PVC resins, ammonia, urea and methanol and to utilize specified percentages of the Partnership's capacity to process formaldehyde and urea-formaldehyde concentrate.

4.  DEBT

    At December 31, 1993 and 1992 long-term debt consists of the following:
         10.7% Note due 1997..........................      $ 90,000
         11.1% Note due 1999..........................        60,000
                                                            --------
                                                            $150,000
                                                            ========

    On November 30, 1987, the Operating Partnership issued $150,000 aggregate principal amount of Notes in a private placement. The gross proceeds were reduced by $1,600 of expenses associated with the borrowing. These expenses have been deferred and are being amortized over the term of the debt.

    The Operating Partnership is obligated to redeem $30,000 of the 10.7% Note due 1997 in each of 1995 and 1996 and to redeem $30,000 of the 11.1% Note due 1999 in 1998. The Notes provide that no recourse is available against the General Partner.

    The aggregate fair value of the Partnership's outstanding debt was $183,586 at December 31, 1993 and $180,362 at December 31, 1992, which was calculated based on current yields for debt with similar characteristics.

    The Partnership has a short-term unsecured working capital facility of up to $20,000 under a revolving credit agreement. There were no significant borrowings under the revolving credit agreement at December 31, 1993 and 1992, or during the 1993 and 1992 period. There were also no amounts outstanding at any month end during 1993 and 1992. A commitment fee of 1/4% per annum is payable on the unused portion. Borrowings under the revolving credit agreement bear interest at rates fixed at the time of each borrowing. It provides that no recourse is available against the General Partner.

5.  ALLOCATION OF INCOME AND LOSS

    Income and loss of the Partnership is allocated in proportion to the partners' percentage interests in the Partnership, provided that at least 1% of the income or loss of the Partnership and Operating Partnership is allocated to the General Partner. For income tax purposes, certain items are specially allocated to account for differences between the tax basis and fair market value of property contributed to the Partnership by Borden and to facilitate uniformity of Units. In addition, the Partnership Agreement generally provides for an allocation of gross income to the Unitholders and the General Partner to reflect disproportionate cash distributions, on a per Unit basis.

6.  CASH DISTRIBUTIONS

    The Partnership makes quarterly distributions to Unitholders and the General Partner of 100% of its Available Cash. Available Cash each quarter generally consists of cash receipts less cash disbursements (excluding cash distributions to Unitholders and the General Partner) and reserves.

    On February 12, 1993, which was the payment date for the 1992 fourth quarter distribution, Borden's obligations under the Guarantee Agreement to ensure minimum quarterly distributions under the Preference Unit Distribution Support Agreement and Common Unit Direct Payment Agreement were extinguished, and all differences between the Preference Units and Enhanced Common Units ceased. All Units are now Common Units.

7.  CONTINGENCIES

    The Louisiana Department of Environmental Quality has determined that a production unit at the Geismar facility should be subject to state hazardous waste regulations. While the Partnership has appealed the decision, the outcome of such decision is uncertain and if upheld, the Partnership could be required to incur significant expenditures which at this time cannot be estimated, and could be subject to the Environmental Indemnity Agreement (EIA) discussed below.

    In addition, the Partnership is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, based upon the information it presently possesses, the amount of the ultimate liability of these other matters, taking into account insurance coverage, including its risk retention program and EIA with Borden, would not have a material adverse effect on the financial position and results of operations of the Partnership.

    Under the EIA, Borden has agreed, subject to certain specified limitations, to indemnify the Partnership in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to the date of the initial public offering of Preference Units. The Partnership is responsible for environmental liabilities arising from facts or circumstances that existed and requirements that become effective on or after such date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after such date, Borden and the Partnership will share liabilities on an equitable basis.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                         FINANCIAL STATEMENT SCHEDULES



To the Board of Directors of
BCP Management, Inc.


    Our audits of the consolidated financial statements of Borden Chemicals and Plastics Limited Partnership referred to in our report dated January 18, 1994, appearing on page 29 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14 (a)(2)(a) of this Annual Report on Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





Columbus, Ohio
January 18, 1994


                                                                      Schedule V

                        BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                                     PROPERTY AND EQUIPMENT
                                     ----------------------
                                         (In thousands)


                                                                          Retire-
                                       Balance at                          ments          Balance
                                       Beginning         Additions          or             at End
                                       of Period          at Cost          Sales          of Period
                                       ---------         ---------        -------         ---------
Classification
- --------------

Year Ended
December 31, 1993
- -----------------

Land                                   $ 11,960          $    91                          $ 12,051
Buildings                                36,012                           $   57            35,955
Machinery and Equipment                 492,593           14,950           2,307           505,236
                                       --------          -------          ------          --------

                                       $540,565          $15,041          $2,364          $553,242
                                       ========          =======          ======          ========

Year Ended
December 31, 1992
- -----------------

Land                                   $ 11,507          $   499          $   46          $ 11,960
Buildings                                35,701              340              29            36,012
Machinery and Equipment                 484,653            9,695           1,755           492,593
                                       --------          -------          ------          --------

                                       $531,861          $10,534          $1,830          $540,565
                                       ========          =======          ======          ========

Year Ended
December 31, 1991
- -----------------

Land                                   $ 10,917          $   675          $   85          $ 11,507
Buildings                                35,249              508              56            35,701
Machinery and Equipment                 470,900           16,792           3,039           484,653
                                       --------          -------          ------          --------

                                       $517,066          $17,975          $3,180          $531,861
                                       ========          =======          ======          ========

                                                                     Schedule VI


                                         BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                                                    ACCUMULATED DEPRECIATION OF
                                                      PROPERTY AND EQUIPMENT
                                                      ----------------------
                                                          (In thousands)


                                       Balance at                        Retire-
                                       Beginning       Charged to        ments           Balance
                                           of          Costs and          or             at End
                                         Period         Expenses         Sales          of Period
                                       ----------      ----------       -------         ---------
Classification
- --------------

Year Ended
December 31, 1993
- -----------------

Land (1)                               $  1,988         $    456                         $  2,444
Buildings                                 7,016            1,430        $    14             8,432
Machinery and Equipment                 196,425           41,060          1,094           236,391
                                       --------         --------        -------          --------

                                       $205,429         $ 42,946        $ 1,108          $247,267
                                       ========         ========        =======          ========

Year Ended
December 31, 1992
- -----------------

Land (1)                               $  1,558         $    441        $    11          $  1,988
Buildings                                 5,594            1,428              6             7,016
Machinery and Equipment                 155,520           41,715            810           196,425
                                       --------         --------        -------          --------

                                       $162,672         $ 43,584        $   827          $205,429
                                       ========         ========        =======          ========

Year Ended
December 31, 1991
- -----------------

Land (1)                               $  1,160         $    412        $    14          $  1,558
Buildings                                 4,191            1,412              9             5,594
Machinery and Equipment                 115,953           40,681          1,114           155,520
                                       --------         --------        -------          --------

                                       $121,304         $ 42,505        $ 1,137          $162,672
                                       ========         ========        =======          ========

(1) Relates to depreciable improvements to land.

                                                              Exhibit 12.1



                                         BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                                                Ratio of Earnings to Fixed Charges
                                                 (In thousands except ratio data)



                                                           Year Ended December 31,
                               ----------------------------------------------------------------------------
                                 1993              1992            1991              1990            1989
                               --------          --------        --------          --------        --------
Net (loss) income              $ (1,435)         $ 27,085        $ 51,553          $ 45,296        $ 69,495
Interest expense                 16,356            16,340          16,340            16,340          16,340
Interest portion
  of rents                        3,847             3,087           2,887             2,790           2,015
                               --------          --------        --------          --------        --------
                               $ 18,768          $ 46,512        $ 70,780          $ 64,426        $ 87,850
                               ========          ========        ========          ========        ========


Interest expense               $ 16,356          $ 16,340        $ 16,340          $ 16,340        $ 16,340
Interest portion
 of rents                         3,847             3,087           2,887             2,790           2,015
                               --------          --------        --------          --------        --------
                               $ 20,203          $ 19,427        $ 19,227          $ 19,130        $ 18,355
                               ========          ========        ========          ========        ========

Ratio of earnings
 to fixed charges                    *              2.4:1           3.7:1             3.4:1           4.8:1
                               ========          ========        ========          ========        ========

* For the year ended December 31, 1993, fixed charges exceeded earnings by $1,435.