Form 10-Q
period 1994-03-25
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP
filed 1994-05-06
CIK 821202

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D. C.  20549

                                   FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- - ----- EXCHANGE ACT OF 1934

For the quarterly period ended            MARCH 25, 1994
                               ------------------------------------------

Commission file number                              1-9699
                       --------------------------------------------------

                         BORDEN CHEMICALS AND PLASTICS
                              LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

             Delaware                                 31-1269627
- - --------------------------------        ---------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                     Highway 73, Geismar, Louisiana  70734
        -----------------------------------------------------------
                   (Address of principal executive offices)


                               (504) 387-5101
     -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
     -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---         ----------------------------
Number of Common Units outstanding as of the close of business on April 26, 1994: 36,750,000



                                       BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                                                        -----------------

                                               CONSOLIDATED STATEMENTS OF INCOME
                                                          (Unaudited)
                                              (In thousands except per Unit data)



                                                                                     Three Months          Three Months
                                                                                        Ended                 Ended
                                                                                    March 25, 1994        March 26, 1993
                                                                                    --------------        --------------
Revenues

     Net trade sales                                                                $  94,821             $  73,882

     Net affiliated sales                                                              24,160                16,722
                                                                                    ---------             ---------

        Total revenues                                                                118,981                90,604
                                                                                    ---------             ---------

Expenses

     Cost of goods sold

        Trade                                                                          86,490                66,681

        Affiliated                                                                     20,415                15,308

     Marketing, general and administrative expenses                                     4,506                 4,555

     Interest expense                                                                   3,794                 3,837

     Other (income) and expense, including minority interest                              148                   (43)
                                                                                    ---------             ---------

        Total expenses                                                                115,353                90,338
                                                                                    ---------             ---------

Net income                                                                              3,628                   266

     Less 1% General Partner interest                                                     (36)                   (3)
                                                                                    ---------             ---------

Net income applicable to Limited Partners' interest                                 $   3,592             $     263
                                                                                    =========             =========

Net income per Unit                                                                 $     .10             $     .01
                                                                                    =========             =========


Average number of Units outstanding during the period                                  36,750                36,750
                                                                                    =========             =========


Cash distributions declared per Unit                                                $     .21             $     .30
                                                                                    =========             =========



                                       BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                                                        -----------------

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                                         (In thousands)



                                                                                Three Months            Three Months
                                                                                   Ended                    Ended
                                                                                March 25, 1994          March 26, 1993
                                                                                --------------          --------------
Cash Flows From Operations

Net income                                                                      $   3,628               $     266
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                                   10,887                  10,677
   (Increase) decrease in receivables                                             (10,022)                  3,747
    Decrease (increase) in inventories                                              3,007                  (4,888)
    Increase in payables                                                            3,675                   1,052
    Increase in accrued interest                                                    3,780                   3,825
    Other, net                                                                        237                  (5,735)
                                                                                ---------               ---------

                                                                                   15,192                   8,944
                                                                                ---------               ---------

Cash Flows From Investing Activities

 Capital expenditures                                                              (6,458)                 (1,354)
                                                                                ---------               ---------

Cash Flows From Financing Activities

 Cash distributions paid                                                           (6,682)                (11,508)
                                                                                ---------               ---------


Increase (decrease) in cash and equivalents                                         2,052                  (3,918)

Cash and equivalents at beginning of period                                         9,054                  19,389
                                                                                ---------               ---------

Cash and equivalents at end of period                                           $  11,106               $  15,471
                                                                                =========               =========


Supplemental Disclosure of Cash Flow Information

 Interest paid during the period                                                $      14               $      12
                                                                                =========               =========



                                       BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                                                        -------------------

                                                  CONSOLIDATED BALANCE SHEETS
                                                          (Unaudited)
                                                         (In thousands)

                                                             ASSETS
                                                             ------
                                                                                  March 25, 1994          December 31, 1993
                                                                                  --------------          -----------------
Cash and equivalents                                                              $  11,106               $   9,054
Accounts receivable (less allowance for doubtful
 accounts of $388 and $768, respectively)
     Trade                                                                           57,517                  48,990
     Affiliated                                                                      19,762                  18,267
Inventories
     Finished goods                                                                  18,933                  21,499
     Raw materials                                                                    7,317                   7,758
Other current assets                                                                  1,749                   2,182
                                                                                  ---------               ---------
        Total current assets                                                        116,384                 107,750
                                                                                  ---------               ---------

Investments in and advances to affiliated companies                                   3,651                   3,623
Other assets                                                                         26,708                  26,956
                                                                                  ---------               ---------
                                                                                     30,359                  30,579
                                                                                  ---------               ---------

Land                                                                                 12,051                  12,051
Buildings                                                                            35,955                  35,955
Machinery and equipment                                                             511,694                 505,236
                                                                                  ---------               ---------
                                                                                    559,700                 553,242
     Less accumulated depreciation                                                 (258,154)               (247,267)
                                                                                  ---------               ---------
                                                                                    301,546                 305,975
                                                                                  ---------                ---------

                                                                                  $ 448,289               $ 444,304
                                                                                  =========               =========

                                                                 LIABILITIES AND
                                                                PARTNERS' CAPITAL
                                                                -----------------

Accounts and drafts payable                                                       $  48,083               $  44,408
Cash distributions payable                                                            7,796                   6,682
Accrued interest                                                                      5,625                   1,845
Other accrued liabilities                                                             8,005                   8,515
                                                                                  ---------               ---------
        Total current liabilities                                                    69,509                  61,450
                                                                                  ---------               ---------

Long-term debt                                                                      150,000                 150,000
Minority interest in consolidated subsidiary                                          1,752                   1,795
Postretirement benefit obligation                                                       991                     854
                                                                                  ---------               ---------
                                                                                    152,743                 152,649
                                                                                  ---------               ---------

Partners' capital
     Common Unitholders                                                             224,736                 228,862
     General Partner                                                                  1,301                   1,343
                                                                                  ---------               ---------
        Total partners' capital                                                     226,037                 230,205
                                                                                  ---------               ---------

                                                                                  $ 448,289               $ 444,304
                                                                                  =========               =========

                                       BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                                                        -----------------

                                    CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                                          (Unaudited)
                                                         (In thousands)



                                     PREFERENCE             COMMON                GENERAL
                                     UNITHOLDERS          UNITHOLDERS             PARTNER               TOTAL
                                    -------------        -------------         -------------        -------------
Balances at December 31, 1992       $    210,923         $     48,025          $      1,647         $    260,595
Combination of preference and
 common Units                           (210,923)             210,923
Net income                                                        263                     3                  266
Cash distributions declared                                   (11,025)                 (111)             (11,136)
                                    ------------         ------------          ------------         ------------
Balances at March 26, 1993          $        -0-         $    248,186          $      1,539         $    249,725
                                    ============         ============          ============         ============

Balances at December 31, 1993                            $    228,862          $      1,343         $    230,205
Net income                                                      3,592                    36                3,628
Cash distributions declared                                    (7,718)                  (78)              (7,796)
                                                         ------------          ------------         ------------
Balances at March 25, 1994                               $    224,736          $      1,301         $    226,037
                                                         ============          ============         ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (unaudited)


1.     Interim Financial Statements
       ----------------------------
       The accompanying unaudited interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of the General Partner are necessary for a fair statement of the results for the interim periods. Results for the interim periods are not necessarily indicative of the results for the full years.

2.     Combination of Preference and Common Units
       ------------------------------------------
       With the payment of the 1992 fourth quarter distribution on February 12, 1993, all differences between the Preference and Common Units ceased and all units are now Common Units.

3.     Contingencies
       -------------
       State and federal environmental agencies have notified the Partnership of their determinations that a production unit at the Geismar facility should be subject to certain state and federal environmental regulations (see "Legal Proceedings"). While the outcome is uncertain, if these determinations are upheld, the Partnership could be required to incur significant expenditures which at this time cannot be estimated, and portions of which could be subject to the Environmental Indemnity Agreement (EIA) discussed below.

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

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

Item 2.  Management's Discussion and Analysis of Financial
- - -------  -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------
Liquidity and Capital Resources
- - -------------------------------
      Cash flows from operations for the first three months of 1994 were $15.2 million compared to $8.9 million for 1993. The increase is the result of higher net income and reduced working capital requirements.

      Capital expenditures for the first three months of 1994 and 1993 were $6.5 million and $1.4 million, respectively. Total capital expenditures for 1994 are expected to be approximately $20 million.

      Cash distributions paid during the first three months of 1994 for fourth quarter 1993 were $6.7 million while cash distributions paid during the first three months of 1993 for fourth quarter 1992 were $11.5 million.

      On April 19, 1994, a cash distribution of $.21 per Common Unit was declared for the first quarter, payable May 9, 1994 to Unitholders of record April 29, 1994. A cash distribution of $.30 per Unit was paid for first quarter 1993. Cash available for distribution was $7.9 million and $11.3 million for first quarter 1994 and 1993, respectively. Of the available cash for first quarter 1994, $7.7 million will be paid to the Unitholders and the remainder will be distributed to the General Partner for its ownership interest. Of the available cash for first quarter 1993, $11.0 million was distributed to the Unitholders and the remainder was distributed to the General Partner for its ownership interest.

Results of Operations
- - ---------------------
Quarter Ended March 25, 1994 versus
Quarter Ended March 26, 1993

      Net sales for first quarter 1994 were $119.0 million, an increase of 31.3% from $90.6 million a year earlier. Net income for first quarter 1994 was $3.6 million compared to net income of $0.3 million for first quarter 1993.
The increase in net income reflects volume increases and higher selling prices, partially offset by higher raw material costs.

      Net sales for PVC Polymers Products increased 28.6% to $69.1 million in 1994 from $53.8 million in 1993. The increase in sales was the result of increased volume and higher selling prices. Notwithstanding the increase in sales, gross margin for this product group decreased 39.8% versus the prior year due to substantially higher chlorine costs.

      Net sales for Methanol and Derivatives increased 46.7% to $36.6 million in 1994 from $24.9 million in 1993 due to higher selling prices and increased volume. Gross margin for this group increased significantly from first quarter 1993 reflecting the higher sales, partially offset by higher natural gas costs.

      Net sales for Nitrogen Products were $13.3 million for first quarter 1994 compared to $11.9 million for first quarter 1993, an 11.5% increase. The increase was the result of higher selling prices for ammonia and urea as well as increased volume for urea, partially offset by decreased volume for ammonia. Gross margin was slightly negative versus a slightly positive position in 1993.

      The Partnership expects the favorable price and volume trends from the first quarter to continue in the second quarter.

                          PART II.  OTHER INFORMATION
                          ---------------------------
Item 1.  Legal Proceedings
- - -------  -----------------
Environmental Proceedings
- - -------------------------
      In January 1994, the Louisiana Department of Environmental Quality determined that a production unit at the Geismar facility should be subject to regulation under Louisiana's hazardous waste statutes and regulations. The Operating Partnership maintains that the production unit is not subject to such regulation and has filed appeals in Louisiana State Courts. In April 1994, the U.S. Department of Justice, at the request of the U.S. Environmental Protection Agency ("EPA"), notified the Partnership that it intends to bring an action in federal court against the Partnership, seeking corrective action and penalties for alleged violations of the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act, ("CERCLA") and the Clean Air Act at the Geismar facility. The Operating Partnership has filed a Complaint for Declaratory Judgment in U.S. District Court in Baton Rouge seeking a determination that certain materials and facilities are not subject to regulation under RCRA.

      In February 1993, an EPA Administrative Law Judge held that the Illiopolis facility had violated CERCLA and the Emergency Planning and Community Right to Know Act ("EPCRA") by failing to report certain relief valve releases that the Partnership believes are exempt from CERCLA and EPCRA reporting. A petition for reconsideration has been filed.

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

Other Legal Proceedings
- - -----------------------
      In addition, the Partnership is subject to various other legal proceedings and claims which arise in the ordinary course of business. The management of the Partnership believes, based upon the information it presently possesses, the realistic range of liability of these other matters, taking into account its insurance coverage, including its risk retention program and the Environmental Indemnity Agreement with Borden, would not have a material adverse affect on the financial position and results of operations of the Partnership.

Item 6.  Exhibits and Reports on Form 8-K
- - -------  --------------------------------
         (a) Exhibits

             None

         (b) Reports on Form 8-K

             None



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              BORDEN CHEMICALS AND PLASTICS
                                              LIMITED PARTNERSHIP
                                              By BCP Management, Inc.,
                                              General Partner


Date:  May 6, 1994                            By /s/ D. A. Kelly
                                                -------------------------------
                                                D. A. Kelly
                                                Director and Treasurer
                                                (Principal Financial Officer and
                                                duly authorized signing officer)