Form 10-Q
period 1994-06-24
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP
filed 1994-08-05
CIK 821202

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON D. C.  20549

                                  FORM 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---    EXCHANGE ACT OF 1934

  For the quarterly period ended            JUNE 24, 1994
                                 --------------------------------------------

  Commission file number                              1-9699
                         ----------------------------------------------------

                        BORDEN CHEMICALS AND PLASTICS
                             LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

            Delaware                                      31-1269627
- - -------------------------------                      ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                    Highway 73, Geismar, Louisiana  70734
            ------------------------------------------------------
                   (Address of principal executive offices)



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
Yes  X   No
    ---     ---
                         ---------------------------
  Number of Common Units outstanding as of the close of business on July 22, 1994: 36,750,000





                                         BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
                                                         ----------------
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                            (Unaudited)
                                                (In thousands except per Unit data)


                                                           Three Months          Three Months
                                                               Ended                Ended
                                                           June 24, 1994         June 25, 1993
                                                           -------------         -------------
Revenues

     Net trade sales                                       $ 119,661             $  84,381

     Net affiliated sales                                     30,010                21,590
                                                           ---------             ---------

        Total revenues                                       149,671               105,971
                                                           ---------             ---------

Expenses

     Cost of goods sold

        Trade                                                 88,831                81,505

        Affiliated                                            22,906                20,131

     Marketing, general and administrative expenses            5,059                 4,805

     Interest expense                                          4,108                 4,119

     General Partner incentive                                 2,654

     Other (income) and expense, including minority interes      849                   266
                                                           ---------             ---------

        Total expenses                                       124,407               110,826
                                                           ---------             ---------

Net income (loss)                                             25,264                (4,855)

     Less 1% General Partner interest                           (253)                   49
                                                           ---------             ---------

Net income (loss) applicable to Limited Partners' interest $  25,011             $  (4,806)
                                                           =========             =========

Net income (loss) per Unit                                 $    0.68             $    (.13)
                                                           =========             =========


Average number of Units outstanding during the period         36,750                36,750
                                                           =========             =========


Cash distributions declared per Unit                       $    0.65             $     .18
                                                           =========             =========



                                         BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                            (Unaudited)
                                                (In thousands except per Unit data)

                                                             Six Months             Six Months
                                                                Ended                 Ended
                                                            June 24, 1994          June 25, 1993
                                                            -------------          -------------
Revenues

     Net trade sales                                        $ 214,482             $ 158,263

     Net affiliated sales                                      54,170                38,312
                                                            ---------             ---------

        Total revenues                                        268,652               196,575
                                                            ---------             ---------

Expenses

     Cost of goods sold

        Trade                                                 175,321               148,186

        Affiliated                                             43,321                35,439

     Marketing, general and administrative expenses             9,565                 9,360

     Interest expense                                           7,902                 7,956

     General Partner incentive                                  2,654

     Other (income) and expense, including minority interest      997                   223
                                                            ---------             ---------

        Total expenses                                        239,760               201,164
                                                            ---------             ---------

Net income (loss)                                              28,892                (4,589)

     Less 1% General Partner interest                            (289)                   46
                                                            ---------             ---------

Net income (loss) applicable to Limited Partners' interest  $  28,603             $  (4,543)
                                                            =========             =========

Net income (loss) per Unit                                  $     .78             $    (.12)
                                                            =========             =========


Average number of Units outstanding during the period          36,750                36,750
                                                            =========             =========


Cash distributions declared per Unit                        $     .86             $     .48
                                                            =========             =========



                                         BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                                          (In thousands)


                                                                                      Six Months            Six Months
                                                                                        Ended                 Ended
                                                                                    June 24, 1994         June 25, 1993
                                                                                    --------------        --------------
Cash Flows From Operations

 Net income (loss)                                                                  $  28,892             $  (4,589)

  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                                        21,845                21,424
   Increase in receivables                                                            (17,989)               (1,949)
   Decrease (increase) in inventories                                                   2,122                (2,234)
   Increase in payables                                                                 4,059                 6,414
   Increase in incentive distribution payable                                           2,654
   Decrease in accrued interest                                                          (270)                 (225)
   Other, net                                                                           2,804                (2,826)
                                                                                    ---------             ---------

                                                                                       44,117                16,015
                                                                                    ---------             ---------

Cash Flows From Investing Activities

  Capital expenditures                                                                 (9,451)               (4,629)
                                                                                    ---------             ---------

Cash Flows From Financing Activities

  Cash distributions paid                                                             (14,478)              (22,644)
                                                                                    ---------             ---------


Increase (decrease) in cash and equivalents                                            20,188               (11,258)

Cash and equivalents at beginning of period                                             9,054                19,389
                                                                                    ---------             ---------

Cash and equivalents at end of period                                               $  29,242             $   8,131
                                                                                    =========             =========



Supplemental Disclosure of Cash Flow Information

  Interest paid during the period                                                   $   8,172             $   8,181
                                                                                    =========             =========

                                         BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
                                                         -----------------
                                                    CONSOLIDATED BALANCE SHEETS
                                                            (Unaudited)
                                                          (In thousands)

                                                              ASSETS
                                                              ------
                                                                                  June 24, 1994           December 31, 1993
                                                                                  --------------          -----------------
Cash and equivalents                                                              $  29,242               $   9,054
Accounts receivable (less allowance for doubtful
 accounts of $428 and $768, respectively)
     Trade                                                                           63,620                  48,990
     Affiliated                                                                      21,626                  18,267
Inventories
     Finished goods                                                                  18,931                  21,499
     Raw materials                                                                    8,204                   7,758
Other current assets                                                                  1,959                   2,182
                                                                                  ---------               ---------
        Total current assets                                                        143,582                 107,750
                                                                                  ---------               ---------

Investments in and advances to affiliated companies                                   3,642                   3,623
Other assets                                                                         26,867                  26,956
                                                                                  ---------               ---------
                                                                                     30,509                  30,579
                                                                                  ---------               ---------

Land                                                                                 12,051                  12,051
Buildings                                                                            36,332                  35,955
Machinery and equipment                                                             513,462                 505,236
                                                                                  ---------               ---------
                                                                                    561,845                 553,242
     Less accumulated depreciation                                                 (268,606)               (247,267)
                                                                                  ---------               ---------
                                                                                    293,239                 305,975
                                                                                  ---------               ---------

                                                                                  $ 467,330               $ 444,304
                                                                                  =========               =========

                                                          LIABILITIES AND
                                                         PARTNERS' CAPITAL
                                                         -----------------

Accounts and drafts payable                                                       $  48,467               $  44,408
Cash distributions payable                                                           24,155                   6,682
Incentive distribution payable to General Partner                                     2,654
Accrued interest                                                                      1,575                   1,845
Other accrued liabilities                                                            10,439                   8,515
                                                                                  ---------               ---------
        Total current liabilities                                                    87,290                  61,450
                                                                                  ---------               ---------

Long-term debt                                                                      150,000                 150,000
Minority interest in consolidated subsidiary                                          1,764                   1,795
Postretirement benefit obligation                                                     1,130                     854
                                                                                  ---------               ---------
                                                                                    152,894                 152,649
                                                                                  ---------               ---------

Partners' capital
     Common Unitholders                                                             225,860                 228,862
     General Partner                                                                  1,286                   1,343
                                                                                  ---------               ---------
        Total partners' capital                                                     227,146                 230,205
                                                                                  ---------               ---------

                                                                                  $ 467,330               $ 444,304
                                                                                  =========               =========

                                         BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
                                                     ------------------------
                                      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                                            (Unaudited)
                                                          (In thousands)



                                     PREFERENCE             COMMON                GENERAL
                                     UNITHOLDERS          UNITHOLDERS             PARTNER               TOTAL
                                    -------------        -------------         -------------        -------------
Balances at December 31, 1992       $    210,923         $     48,025          $      1,647         $    260,595
Combination of preference and
 common Units                           (210,923)             210,923
Net loss                                                       (4,543)                  (46)              (4,589)
Cash distributions declared                                   (17,640)                 (178)             (17,818)
                                    ------------         ------------          ------------         ------------

Balances at June 25, 1993           $        -0-         $    236,765          $      1,423         $    238,188
                                    ============         ============          ============         ============

Balances at December 31, 1993                            $    228,862          $      1,343         $    230,205
Net income                                                     28,603                   289               28,892
Cash distributions declared                                   (31,605)                 (346)             (31,951)
                                                         ------------          ------------         ------------

Balances at June 24, 1994                                $    225,860          $      1,286         $    227,146
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

3.     Contingencies
       -------------
       State and federal environmental agencies have notified the Partnership of their determinations that certain materials and facilities at the Geismar facility should be subject to certain state and federal environmental regulations (see "Legal Proceedings"). While the outcome is uncertain, if these determinations are upheld, the Partnership could be required to incur significant expenditures which at this time cannot be estimated, and portions of which could be subject to the Environmental Indemnity Agreement (EIA) discussed below.

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

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

Item 2.  Management's Discussion and Analysis of Financial
- - -------  -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------
Liquidity and Capital Resources
- - -------------------------------
      Cash flows from operations for the first six months of 1994 were $44.1 million compared to $16.0 million for 1993. The increase is the result of higher net income partially offset by increased working capital requirements.

      Capital expenditures for the first six months of 1994 and 1993 were $9.5 million and $4.6 million, respectively. Total capital expenditures for 1994 are expected to be approximately $20 million.

      Cash distributions paid during the first six months of 1994 for fourth quarter 1993 and first quarter 1994 were $14.5 million while cash distributions paid during the first six months of 1993 for fourth quarter 1992 and first quarter 1993 were $22.6 million.

      On July 19, 1994, a cash distribution of $.65 per Common Unit was declared for the second quarter, payable August 8, 1994 to Unitholders of record July 29, 1994. A cash distribution of $.18 per Unit was paid for second quarter 1993. Cash available for distribution was $27.1 million and $6.8 million for second quarter 1994 and 1993, respectively. Of the available cash for second quarter 1994, $23.9 million will be paid to the Unitholders and the remainder will be distributed to the General Partner for its ownership interest and incentive payment. Of the available cash for second quarter 1993, $6.6 million was distributed to the Unitholders and the remainder was distributed to the General Partner for its ownership interest.

      The Partnership has signed a letter of intent with Dallas-based Occidental Chemical Corporation to purchase Occidental's Addis, Louisiana, PVC manufacturing facility. A conclusion of this acquisition is contingent on negotiation of a definitive agreement, FTC approval and other conditions.

Results of Operations
- - ---------------------
Quarter Ended June 24, 1994 versus
Quarter Ended June 25, 1993

      Net sales for second quarter 1994 were $149.7 million, an increase of 41.2% from $106.0 million a year earlier. Net income for second quarter 1994 was $25.3 million compared to a net loss of $4.9 million for second quarter 1993. The increase in net income reflects both higher selling prices and increased volume.

      Net sales for PVC Polymers Products increased 33.0% to $83.8 million in 1994 from $63.1 million in 1993. The increase in sales was the result of substantial increases in both selling price and volume for PVC resins. Gross margin for this product group increased versus the prior year as a result of the increased sales partially offset by substantially higher chlorine costs.

      Net sales for Methanol and Derivatives increased 72.5% to $47.2 million in 1994 from $27.3 million in 1993 as a result of higher selling prices and increased volume for methanol. Gross margin for this group increased significantly from second quarter 1993 reflecting both the higher sales and lower natural gas costs.

      Net sales for Nitrogen Products were $18.7 million for second quarter 1994 compared to $15.6 million for second quarter 1993, a 19.9% increase. The increase was primarily the result of a significant increase in selling prices for ammonia and slightly higher selling prices for urea, partially offset by decreased volume for both products. Gross margin increased to a moderately profitable position from a slightly negative position in 1993.

      The Partnership expects the favorable price and volume trends from the second quarter to continue in the third quarter.

Six Months Ended June 24, 1994 Versus
Six Months Ended June 25, 1993

      Net sales for the first six months of 1994 increased 36.7% to $268.7 million compared to $196.6 million in 1993. Net income for the first six months of 1994 was $28.9 million compared to a net loss for 1993 of $4.6 million.

      Net sales for PVC Polymer Products increased 30.9% to $153.0 million in 1994 from $116.8 million in 1993 as a result of substantial increases in both volume and selling prices for PVC resins. Gross margin for the group doubled as a result of the increased sales partially offset by substantially higher chlorine costs.

      Net sales for Methanol and Derivatives increased 60.2% to $83.8 million in 1994 from $52.3 million in 1993 primarily as a result of higher selling prices and volume for methanol. Gross margin for the group increased substantially as a result of the increased sales partially offset by slightly higher natural gas costs.

      Net sales for Nitrogen Products increased 16.3% to $31.9 million in 1994 from $27.5 million in 1993 as a result of significantly higher selling prices for ammonia, slightly higher selling prices and volume for urea, partially offset by decreased volume for ammonia. Gross margin for the group increased from a slightly negative position in 1993 to a moderately profitable position in 1994.

                          PART II.  OTHER INFORMATION
                          ---------------------------
Item 1.  Legal Proceedings
- - -------  -----------------
Environmental Proceedings
- - -------------------------
      In January 1994, the Louisiana Department of Environmental Quality determined that a production unit at the Geismar facility should be subject to regulation under Louisiana's hazardous waste statutes and regulations. The Operating Partnership maintains that the production unit is not subject to such regulation and has filed appeals in Louisiana State Courts. In April 1994, the U.S. Department of Justice, at the request of the U.S. Environmental Protection Agency ("EPA"), notified the Partnership that it intends to bring an action in federal court against the Partnership, seeking corrective action and penalties for alleged violations of the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act, ("CERCLA") and the Clean Air Act at the Geismar facility. The EPA's allegations include claims that a partially-depleted mecuric chloride catalyst used in the manufacture of vinyl chloride is a hazardous waste, even though it is recycled for reuse; and that materials from a vinyl chloride manufacturing process are hazardous wastes even though they are continually processed and never become waste. The Partnership believes that it has meritorious defenses to these allegations and in May 1994, filed a Complaint for Declaratory Judgment in U.S. District Court in Baton Rouge seeking a determination that certain materials and facilities are not subject to regulation under RCRA. If the Partnership is unsuccessful, management believes, based upon information currently available to it, that the realistic range of liability for penalties would not be material to the financial position of the Partnership but could have an adverse effect on any quarter's results of operations.

      In February 1993, an EPA Administrative Law Judge held that the Illiopolis facility had violated CERCLA and the Emergency Planning and Community Right to Know Act ("EPCRA") by failing to report certain relief valve releases that the Partnership believes are exempt from CERCLA and EPCRA reporting. The Partnership's petition for reconsideration was denied, a penalty hearing has been scheduled, and further appeals are possible if the parties cannot reach an agreement. The Government is seeking penalties in an amount which would not have a material adverse effect on the financial position or operating results of the Partnership.

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

Other Legal Proceedings
- - -----------------------
      In addition, the Partnership is subject to various other legal proceedings and claims which arise in the ordinary course of business. The management of the Partnership believes, based upon the information it presently possesses, the realistic range of liability of these other matters, taking into account its insurance coverage, including its risk retention program and the Environmental Indemnity Agreement with Borden, would not have a material adverse effect on the financial position and results of operations of the Partnership.

Item 6.  Exhibits and Reports on Form 8-K
- - -------  --------------------------------
         (a)  Exhibits

                     None

         (b)  Reports on Form 8-K

                     On May 12, 1994 the Registrant filed a Form 8-K announcing the filing of a lawsuit against the U.S. Environmental Protection Agency seeking a ruling that certain materials and facilities are not subject to regulation under the Resource Conservation and Recovery Act.



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


                                                   BORDEN CHEMICALS AND PLASTICS
                                                   LIMITED PARTNERSHIP
                                                   By BCP Management, Inc.,
                                                   General Partner


Date:  July 29, 1994                               By /s/ D. A. Kelly
                                                      -------------------------
                                                      D. A. Kelly
                                                      Director and Treasurer
                                                      (Principal Financial
                                                      Officer and duly
                                                      authorized signing
                                                      officer)