Form 10-Q
period 1994-09-23
BORDEN CHEMICALS & PLASTICS OPERATING LIMITED PARTNERSHIP
filed 1994-11-07
CIK 821202

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON D. C.  20549

                                  FORM 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---    EXCHANGE ACT OF 1934

  For the quarterly period ended            SEPTEMBER 23, 1994
                                 -------------------------------------------

  Commission file number                              1-9699
                         ---------------------------------------------------

                    BORDEN CHEMICALS AND PLASTICS LIMITED
                                 PARTNERSHIP
            (Exact name of registrant as specified in its charter)

          Delaware                                        31-1269627
- -------------------------------                    ------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                    Highway 73, Geismar, Louisiana  70734
                ----------------------------------------------
                   (Address of principal executive offices)


                                (504) 673-6121
         -----------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
         -----------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
  such filing requirements for the past 90 days.  Yes  X   No
                                                      ---     ---
                             --------------------
  Number of Common Units outstanding as of the close of business on October 21, 1994: 36,750,000


                                         BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
                                                          --------------
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                            (Unaudited)
                                                (In thousands except per Unit data)

                                                                                      Three Months           Three Months
                                                                                          Ended                  Ended
                                                                                    September 23, 1994     September 24, 1993
                                                                                    ------------------     ------------------
Revenues

     Net trade sales                                                                $ 130,940             $  89,850

     Net affiliated sales                                                              38,541                21,151
                                                                                    ---------             ---------

        Total revenues                                                                169,481               111,001
                                                                                    ---------             ---------

Expenses

     Cost of goods sold

        Trade                                                                          83,472                83,838

        Affiliated                                                                     24,111                19,424

     Marketing, general and administrative expenses                                     5,733                 4,793

     Interest expense                                                                   4,107                 4,110

     Incentive distribution to General Partner                                          6,097

     Other (income) and expense, including minority interest                            5,315                   307
                                                                                    ---------             ---------

        Total expenses                                                                128,835               112,472
                                                                                    ---------             ---------


Net income (loss)                                                                      40,646                (1,471)

     Less 1% General Partner interest                                                    (406)                   15
                                                                                    ---------             ---------

Net income (loss) applicable to Limited Partners' interest                          $  40,240             $  (1,456)
                                                                                    =========             =========

Net income (loss) per Unit                                                          $    1.09             $    (.04)
                                                                                    =========             =========


Average number of Units outstanding during the period                                  36,750                36,750
                                                                                    =========             =========

Cash distributions declared per Unit                                                $    1.02             $     .12
                                                                                    =========             =========


                                         BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
                                                    --------------------------
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                            (Unaudited)
                                                (In thousands except per Unit data)


                                                                                       Nine Months           Nine Months
                                                                                          Ended                 Ended
                                                                                    September 23, 1994    September 24, 1993
                                                                                    ------------------    ------------------
Revenues

     Net trade sales                                                                $ 345,422            $  248,113

     Net affiliated sales                                                              92,711                59,463
                                                                                    ---------             ---------

        Total revenues                                                                438,133               307,576
                                                                                    ---------             ---------

Expenses

     Cost of goods sold

        Trade                                                                         258,793               232,024

        Affiliated                                                                     67,432                54,863

     Marketing, general and administrative expenses                                    15,298                14,153

     Interest expense                                                                  12,009                12,066

     Incentive distribution to General Partner                                          8,751

     Other (income) and expense, including minority interest                            6,312                   530
                                                                                    ---------             ---------

        Total expenses                                                                368,595               313,636
                                                                                    ---------             ---------

Net income (loss)                                                                      69,538                (6,060)

     Less 1% General Partner interest                                                    (695)                   61
                                                                                    ---------             ---------

Net income (loss) applicable to Limited Partners' interest                          $  68,843             $  (5,999)
                                                                                    =========             =========

Net income (loss) per Unit                                                          $    1.87             $    (.16)
                                                                                    =========             =========


Average number of Units outstanding during the period                                  36,750                36,750
                                                                                    =========             =========


Cash distributions declared per Unit                                                $    1.88             $     .60
                                                                                    =========             =========


                                         BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
                                                       --------------------
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                                          (In thousands)



                                                                                     Nine Months            Nine Months
                                                                                        Ended                  Ended
                                                                                  September 23, 1994     September 24, 1993
                                                                                  ------------------     ------------------
Cash Flows From Operations

 Net income (loss)                                                                  $  69,538             $  (6,060)

  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                                       32,941                32,171
    Increase in receivables                                                           (34,305)              (12,269)
    Decrease (increase) in inventories                                                  3,389                (2,581)
    Increase in payables                                                                3,348                11,574
    Increase in incentive distribution payable                                          6,097
    Increase in accrued interest                                                        3,825                 3,870
    Other, net                                                                          8,524                (1,208)
                                                                                    ---------             ---------

                                                                                       93,357                25,497
                                                                                    ---------             ---------

Cash Flows From Investing Activities

 Capital expenditures                                                                 (14,215)               (7,991)
                                                                                    ---------             ---------
Cash Flows From Financing Activities

 Cash distributions paid                                                              (38,633)              (29,326)
                                                                                    ---------             ---------


Increase (decrease) in cash and equivalents                                            40,509               (11,820)

Cash and equivalents at beginning of period                                             9,054                19,389
                                                                                    ---------             ---------

Cash and equivalents at end of period                                               $  49,563             $   7,569
                                                                                    =========             =========



Supplemental Disclosure of Cash Flow Information

 Interest paid during the period                                                    $   8,184             $  8,196
                                                                                    =========             ========




                                         BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
                                                         ----------------
                                                    CONSOLIDATED BALANCE SHEETS
                                                            (Unaudited)
                                                          (In thousands)

                                                              ASSETS
                                                              ------

                                                                                  September 23, 1994     December 31, 1993
                                                                                  ------------------     -----------------
Cash and equivalents                                                              $  49,563               $   9,054
Accounts receivable (less allowance for doubtful
 accounts of $510 and $768, respectively)
     Trade                                                                           71,719                  48,990
     Affiliated                                                                      29,843                  18,267
Inventories
     Finished goods                                                                  18,025                  21,499
     Raw materials                                                                    7,843                   7,758
Other current assets                                                                  2,687                   2,182
                                                                                  ---------               ---------
     Total current assets                                                           179,680                 107,750
                                                                                  ---------               ---------

Investments in and advances to affiliated companies                                   3,742                   3,623
Other assets                                                                         27,781                  26,956
                                                                                  ---------               ---------
                                                                                     31,523                  30,579
                                                                                  ---------               ---------

Land                                                                                 12,051                  12,051
Buildings                                                                            36,418                  35,955
Machinery and equipment                                                             517,530                 505,236
                                                                                  ---------               ---------
                                                                                    565,999                 553,242
     Less accumulated depreciation                                                 (279,364)               (247,267)
                                                                                  ---------               ---------
                                                                                    286,635                 305,975
                                                                                  ---------               ---------

                                                                                  $ 497,838               $ 444,304
                                                                                  =========               =========

                                                                 LIABILITIES AND
                                                                PARTNERS' CAPITAL
                                                                -----------------

Accounts and drafts payable                                                       $  47,756               $  44,408
Cash distributions payable                                                           37,925                   6,682
Incentive distribution payable to General Partner                                     6,097
Accrued interest                                                                      5,670                   1,845
Other accrued liabilities                                                            13,595                   8,515
                                                                                  ---------               ---------
     Total current liabilities                                                      111,043                  61,450
                                                                                  ---------               ---------

Long-term debt                                                                      150,000                 150,000
Minority interest in consolidated subsidiary                                          1,791                   1,795
Other liabilities                                                                     5,137                     854
                                                                                  ---------               ---------
                                                                                    156,928                 152,649
                                                                                  ---------               ---------

Partners' capital
     Common Unitholders                                                             228,615                 228,862
     General Partner                                                                  1,252                   1,343
                                                                                  ---------               ---------
     Total partners' capital                                                        229,867                 230,205
                                                                                  ---------               ---------

                                                                                  $ 497,838               $ 444,304
                                                                                  =========               =========

                                         BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
                                                        ------------------
                                      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                                            (Unaudited)
                                                          (In thousands)


                                     PREFERENCE             COMMON                GENERAL
                                     UNITHOLDERS          UNITHOLDERS             PARTNER               TOTAL
                                    -------------        -------------         -------------        -------------
Balances at December 31, 1992       $    210,923         $     48,025          $      1,647         $    260,595
Combination of preference and
 common Units                           (210,923)             210,923
Net loss                                                       (5,999)                  (61)              (6,060)
Cash distributions declared                                   (22,050)                 (223)             (22,273)
                                    ------------         ------------          ------------         ------------

Balances at September 24, 1993      $        -0-         $    230,899          $      1,363         $    232,262
                                    ============         ============          ============         ============

Balances at December 31, 1993                            $    228,862          $      1,343         $    230,205
Net income                                                     68,843                   695               69,538
Cash distributions declared                                   (69,090)                 (786)             (69,876)
                                                         ------------          ------------         ------------

Balances at September 23, 1994                           $    228,615          $      1,252         $    229,867
                                                         ============          ============         ============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (unaudited)


1.     Acquisition
       -----------
       On August 12, 1994, Borden Chemicals and Plastics Operating Limited Partnership (the "Operating Partnership") entered into an agreement with Occidental Chemical Corporation to purchase its Addis, Louisiana PVC manufacturing facility. The Addis facility has an annual proven production capacity of 450 million pounds per year, which will increase the Operating Partnership's stated annual capacity for the production of PVC resins by over 50 percent. The cash purchase price for the Addis assets is $104.3 million, subject to certain customary post-closing adjustments. The acquisition is subject to certain conditions, including approval by the U.S. Federal Trade Commission, an environmental assessment of the real estate upon which the Addis facility is located and the financing of the acquisition.


2.     New Offering of Units and Notes
       -------------------------------
       On October 7, 1994, Borden Chemicals and Plastics Limited Partnership (the "Partnership") filed a registration statement on Form S-3 (File No. 33-55863) with the Securities and Exchange Commission ("SEC") relating to the offering of up to 4.0 million Depositary Units (excluding an over-allotment option for 600,000 additional Units) representing common limited partner interests in the Partnership. The net proceeds of this offering will be used to fund a portion of the purchase price of the Addis facility.

       On October 14, 1994 the Operating Partnership filed a registration statement on Form S-1 (File No. 33-85186) with the SEC relating to the offering of $200 million of Senior Notes. The Senior Notes offering is contingent upon negotiation by the Operating Partnership of a right of prepayment with holders of the Operating Partnership's existing Notes, due November 30, 1997 and November 30, 1999. Management expects that the prepayment price will involve payment by the Operating Partnership of a prepayment premium. The Operating Partnership intends to use the net proceeds from the sale of the Senior Notes first to prepay the currently outstanding $150.0 million principal amount of existing Notes. The remaining proceeds would be used to provide funds for the remaining purchase price of the Addis facility and other permitted partnership purposes.


3.     Interim Financial Statements
       ----------------------------
       The accompanying unaudited interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of Borden Chemicals and Plastics Management, Inc. (the "General Partner") are necessary for a fair statement of the results for the interim periods. Results for the interim periods are not necessarily indicative of the results for the full year.

4.     Combination of Preference and Common Units
       ------------------------------------------
       With the payment of the 1992 fourth quarter distribution on February 12, 1993, all differences between the Preference and Common Units ceased and all units became Common Units.

5.     Contingencies
       -------------
       As a result of a Complaint filed on October 27, 1994 by the U.S. Department of Justice ("DOJ") on behalf of the Environmental Protection Agency ("EPA") against the Partnership, significant penalties and costs for obtaining permits and performing environmental cleanup and investigation at the Geismar, La. facility, may be incurred (depending on the outcome of the litigation), portions of which could be subject to the Environmental Indemnity Agreement ("EIA") discussed below (see "Legal Proceedings").

       Under the EIA, Borden has agreed, subject to certain specified limitations, to indemnify the Partnership in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Partnership. The Partnership is responsible for environmental liabilities arising from facts or circumstances that existed and requirements that become effective on or after such date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after such date, Borden and the Partnership will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the assets in question (to the extent relevant). No claims can be made under the EIA after November 30, 2002, and no claim can, with certain exceptions, be made with respect to the first $500,000 of liabilities which Borden would otherwise be responsible for thereunder in any year, but such excluded amounts shall not exceed $3.5 million in the aggregate. Excluded amounts under the EIA have aggregated approximately $2.0 million through September 30, 1994.

       In connection with potential environmental matters, a $4.0 million provision has been included in the Partnership's third quarter financial statements.

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Acquisition and New Offering of Units and Notes
- -----------------------------------------------
      On August 12, 1994, the Operating Partnership entered into an agreement with Occidental Chemical Corporation to purchase its Addis, Louisiana PVC manufacturing facility. The Addis facility has an annual proven production capacity of 450 million pounds per year, which will increase the Operating Partnership's stated annual capacity for the production of PVC resins by over 50 percent. The cash purchase price for the Addis assets is $104.3 million, subject to certain customary post-closing adjustments. The acquisition is subject to certain conditions, including approval by the United States Federal Trade Commission, an environmental assessment of the real estate upon which the Addis facility is located and the financing of the acquisition.

      On October 7, 1994, the Partnership filed a registration statement on Form S-3 (File No. 33-55863) with the SEC relating to the offering of up to 4.0 million Depositary Units (excluding an over-allotment option for 600,000 additional Units) representing common limited partner interests in the Partnership. The net proceeds of this offering will be used to fund a portion of the purchase price of the Addis facility.

      On October 14, 1994 the Operating Partnership filed a registration statement on Form S-1 (File No. 33-85186) with the SEC relating to the offering of $200 million of Senior Notes. The Senior Notes offering is contingent upon negotiation by the Partnership of a right of prepayment with holders of the Operating Partnership's existing Notes, due November 30, 1997 and November 30, 1999. Management expects that the prepayment price will involve payment by the Operating Partnership of a prepayment premium. The Operating Partnership intends to use the net proceeds from the sale of the Senior Notes first to prepay the currently outstanding $150.0 million principal amount of existing Notes. The remaining proceeds would be used to provide funds for the remaining purchase price of the Addis facility and other permitted partnership purposes.


RESULTS OF OPERATIONS
QUARTER ENDED SEPTEMBER 23, 1994 COMPARED TO QUARTER ENDED SEPTEMBER 24, 1993

Total Revenues
- --------------
      Total revenues for the third quarter of 1994 increased 52.7% to $169.5 million compared to $111.0 million in the third quarter 1993.

      Total revenues for PVC Polymers Products increased 29.1% to $88.7 million from $68.7 million in 1993. The improvement was due to strong increases in volume and selling prices for PVC resins as industry demand continues to exceed product availability.

      Total revenues for Methanol and Derivatives increased 95.7% to $62.7 million in 1994 from $32.1 million in 1993. Selling prices approximately doubled from the 1993 period due to the worldwide tightness in the methanol market resulting from limited growth in methanol supply and industry consolidations in recent years and increased demand for methanol and formaldehyde in downstream applications such as methyl tertiary butyl ether ("MTBE") and adhesives.

      Total revenues for Nitrogen Products increased 76.5% to $18.1 million in 1994 from $10.2 million in 1993. Ammonia selling prices and volumes increased significantly due to strong demand for industrial applications and the worldwide tightness in the ammonia market. Urea selling prices improved moderately on comparable volumes.

Cost of Goods Sold
- ------------------
      Total cost of goods sold increased 4.2% to $107.6 million in 1994 from $103.3 million in 1993. The increase was primarily a result of the increased PVC and ammonia volumes discussed above. Aggregate raw material costs were comparable to 1993 with reduced unit costs for natural gas offsetting increased unit costs for ethylene and chlorine. Expressed as a percentage of total revenues, cost of goods sold decreased to 63% of revenues in 1994 from 93% in 1993, resulting in greatly improved gross margins and net income for the Partnership.

      Gross margins for PVC Polymers Products more than tripled as a result of improved selling prices and volumes, partially offset by the increase in raw material ethylene and chlorine costs.

      Gross margins for Methanol and Derivatives increased over 700% as a result of the higher selling prices combined with reduced natural gas costs.

      Gross margins for Nitrogen Products improved from a slightly negative position in 1993 to a moderately profitable position in 1994 on the strength of increased ammonia selling prices and reduced natural gas costs.

Incentive Distribution to GeneraL Partner
- -----------------------------------------
      An incentive distribution to the General Partner of $6.1 million was generated in 1994 as a result of the third quarter cash distribution of $1.02 per Unit exceeding the target distribution of $.3647 per Unit (the "Target Distribution") due to improved operating performance. The quarterly distribution for the third quarter of 1993 did not exceed the Target Distribution, resulting in no incentive distribution to the General Partner.

Other (Income) and Expense, Including Minority Interest
- -------------------------------------------------------
      The net expense for the third quarter 1994 was $5.3 million compared to $0.3 million in third quarter 1993. This increase was primarily due to a $4.0 million provision established in the third quarter 1994 for potential expenses related to environmental matters.

Net Income (Loss)
- -----------------
      Net income was $40.6 million compared to net loss of $1.5 million in the third quarter 1993. As discussed above, the primary reasons for the improved operating performance were significant selling price increases in all product lines, volume improvements in PVC and ammonia, and stable aggregate raw material costs.


NINE MONTHS ENDED SEPTEMBER 23, 1994 COMPARED TO NINE MONTHS
  ENDED SEPTEMBER 24, 1993

Total Revenues
- --------------
      Total revenues for the first nine months of 1994 increased 42.4% to $438.1 million compared to $307.6 million in 1993.

      Total revenues for PVC Polymers Products increased 30.2% to $241.6 million from $185.5 million in 1993. The improvement was due to strong increases in volume and selling prices for PVC resins resulting from strength in the construction and automotive industries, as well as other applications.

      Total revenues for Methanol and Derivatives increased 73.7% to $146.5 million in 1994 from $84.4 million in 1993. Increased volumes and significant increases in selling prices were due to the worldwide tightness in the methanol market resulting from limited growth in methanol supply and industry consolidations in recent years and increased demand for methanol and formaldehyde in downstream applications such as MTBE and adhesives.

      Total revenues for Nitrogen Products increased 32.6% to $50.0 million in 1994 from $37.7 million in 1993. Ammonia selling prices increased significantly fueled primarily by strong demand from industrial users and the worldwide tightness in the ammonia market. Volumes were comparable to the same period in 1993. Urea volumes and selling prices showed modest improvements.

Cost of Goods Sold
- ------------------
      Total costs of goods sold increased 13.7% to $326.2 million in 1994 from $286.9 million in 1993. The increase was a result of the increased volumes discussed above and an aggregate raw material cost increase of approximately 7% comprised of significant unit cost increases for chlorine offset by reduced natural gas costs. Ethylene costs were comparable. Expressed as a percentage of total revenues, cost of goods sold decreased to 74% of revenues in 1994 from 93% in 1993, resulting in greatly improved gross margins and net income for the Partnership.

      Gross margins for PVC Polymers Products more than doubled as a result of improved selling prices and volumes, offset by substantially higher raw material chlorine costs.

      Gross margins for Methanol and Derivatives increased over 500% as a result of increased volumes and significantly higher selling prices combined with reduced natural gas costs.

      Gross margins for Nitrogen Products improved from a slightly negative position in 1993 to a profitable position in 1994 on the strength of the ammonia selling price increases and reduced natural gas costs.

Incentive Distribution to General Partner
- -----------------------------------------
      An incentive distribution to the General Partner of $8.8 million has been generated in 1994 as a result of the second and third quarter cash distributions of $0.65 and $1.02 per Unit, respectively, exceeding the Target Distribution due to improved operating performance. The distributions generated in the first three quarters of 1993 did not exceed the Target Distribution, resulting in no incentive distribution to the General Partner.

Other (Income) and Expense, Including Minority Interest
- -------------------------------------------------------
      The net expense for 1994 was $6.3 million compared to $0.5 million in 1993. This increase was primarily due to a $4.0 million provision established in the third quarter 1994 for potential expenses related to environmental matters. The increase was also partially due to the increase in the minority interest in consolidated subsidiary due to the subsidiary's improved operating performance.

Net Income (Loss)
- -----------------
      Net income was $69.5 million compared to a net loss of $6.1 million in 1993. As discussed above, the primary reasons for the improved operating performance were significant selling price increases in all product lines and volume improvements in PVC and methanol, partially offset by increased raw material costs.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operations
- --------------------------
      Cash provided by operations increased to $93.4 million in 1994 from $25.5 million for the first nine months of 1993. The increase was primarily attributable to the increase in net income and increased accruals for the incentive distribution payable and other liabilities, offset by an increase of $22.0 million in receivables.

Cash Flows From Investing Activities
- ------------------------------------
      Capital expenditures for the first nine months of 1994 totaled $14.2 million, $4.6 million of which related to completion of the urea granulation and expansion project and other discretionary capital projects and $9.6 million of which related to non-discretionary projects, and environmental and safety related projects. Non-discretionary capital expenditures vary with normal equipment renovation requirements.

Cash Flows From Financing Activities
- ------------------------------------
      Cash distributions of $38.6 million were paid during the first nine months of 1994 compared to $29.3 million in the 1993 period. Distributions paid in 1994 were for distributions declared for the fourth quarter 1993 and first and second quarters of 1994. The 1993 payments were for distributions declared for the fourth quarter 1992 and first and second quarters of 1993.

      On October 18, 1994, a cash distribution of $1.02 per Unit was declared for the third quarter, payable November 7, 1994 to Unitholders of record October 28, 1994. A cash distribution a $0.12 per Unit was declared for third quarter 1993.

      Cash distributions with respect to interim periods are not necessarily indicative of distributions with respect to a full year. Moreover, due to the cyclical nature of the Partnership's business, past distributions are not necessarily indicative of future distributions.

      The markets for and profitability of the Partnership's products have been, and are likely to continue to be, cyclical. Periods of high demand, high capacity utilization and increasing operating margins tend to result in new plant investment and increased production until supply exceeds demand, followed by periods of declining prices and declining capacity utilization until the cycle is repeated. In addition, markets for the Partnership's products are affected by the general economic conditions and a downturn in the economy could materially adversely affect the Partnership. The principal raw material feedstock for the Partnership's products is natural gas, the price of which has been volatile in recent years. The other principal feedstocks are ethylene and chlorine. Prices for these raw materials may change significantly from year to year.

      The Partnership expects to maintain a strong performance into 1995, based on continuing positive trends within its product categories.

Environmental Litigation
- ------------------------
      As a result of a complaint filed on October 27, 1994 by the U.S. DOJ acting at the request of the U.S. EPA against the Operating Partnership, the Partnership, and the General Partner, the Partnership could face significant costs for penalties, obtaining permits and performing environmental cleanup and investigation at the Geismar facility. The Partnership plans to vigorously defend against the allegations in the complaint. See "Legal Proceedings."

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings
- -------  -----------------
Louisiana Groundwater Remediation Settlement Agreement
- ------------------------------------------------------
      In 1985 the Louisiana Department of Environmental Quality ("LDEQ") and Borden, Inc. ("Borden") entered into a Settlement Agreement that called for the implementation of a long term groundwater and soil remediation program at the Geismar complex to address contaminants, including ethylene dichloride ("EDC"). Also during this time frame, Borden commenced closure of various units identified to have been contributors to the EDC contamination underlying the Geismar complex. Borden and the Chemical Company (meaning herein the Operating Partnership, and, in the applicable contexts, the Partnership) have implemented the Settlement Agreement, and have worked in cooperation with the LDEQ to remediate the groundwater and soil contamination. The Settlement Agreement contemplated, among other things, that Borden would install a series of groundwater monitoring and recovery wells, and recovery trench systems. The Chemical Company believes that it already has sufficiently identified the extent of the groundwater plume. Nevertheless, the Chemical Company intends to drill and test some additional groundwater wells for the purpose of addressing issues raised by LDEQ concerning whether the extent of the groundwater contamination has been identified. Borden has paid substantially all of the costs to date of the Settlement Agreement. It is unknown how long the remediation program will continue.

Federal Environmental Enforcement Proceeding
- --------------------------------------------
      On October 27, 1994, the DOJ acting at the request of the EPA filed an action against the Operating Partnership, the Partnership, and the General Partner in the United States District Court for the Middle District of Louisiana ("Geismar enforcement proceeding"). The Complaint seeks civil penalties for alleged violations of the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Clean Air Act at the Geismar facility, as well as corrective action at that facility. Prior to the filing of the Complaint, the Chemical Company and DOJ had engaged in settlement discussions. The press release issued by the DOJ and EPA and the press releases issued by the Operating Partnership concerning the Complaint, are provided as Exhibits hereto.

      The federal government's primary allegations for which it seeks penalties include claims that (i) the Chemical Company's international export of a partially depleted mercuric chloride catalyst for recycling violated RCRA; (ii) the Chemical Company should have applied for a RCRA permit for operation of its valorization of chlorinated residuals ("VCR") unit and related tanks before August 1991; and (iii) the Chemical Company should have applied for a RCRA permit for the north trench sump at the Geismar complex because such sump allegedly contains hazardous waste. The government's allegations include other claims related to these and other alleged RCRA violations, as well as claims of alleged violations of immediate release reporting requirements under CERCLA and requirements governing particulate matter emissions under the Clean Air Act. The Chemical Company plans to vigorously defend all of the above allegations.

      Because of a reversal of LDEQ's position that the partially depleted mercuric chloride catalyst was not a hazardous waste, and pending the outcome of the Geismar enforcement proceeding, the Chemical Company has ceased exporting the partially depleted mercuric chloride catalyst for recycling and is currently handling it as if it were a hazardous waste. Accordingly, even if a court should determine that the partially depleted catalyst was a hazardous waste when it was exported, the Chemical Company does not anticipate that it would incur material additional expenditures to continue to manage the partially depleted catalyst as a hazardous waste.

      In 1991, as a protective filing, the Chemical Company applied for a hazardous waste permit for the VCR unit and related tanks. In January 1994, in response to a petition from the Chemical Company to LDEQ for a determination that the VCR unit does not require a RCRA permit, LDEQ determined that the VCR unit is subject to RCRA. The Chemical Company continues to maintain that the VCR unit is not subject to RCRA and has filed appeals of LDEQ's determination in Louisiana State Courts.

      In May 1994, the Chemical Company filed a Complaint for Declaratory Judgment in the U.S. District Court in Baton Rouge seeking a determination that
(i) the partially depleted mercuric chloride catalyst was not a hazardous waste when it was exported for recycling, (ii) the materials entering the VCR unit and related tanks are not hazardous waste and (iii) the north trench sump does not require a RCRA permit. The EPA has moved to dismiss this Complaint.

      If the Chemical Company is unsuccessful in prosecuting its Declaratory Judgment Action, or in defending itself against the Geismar enforcement proceeding, it could be subject to three types of costs: (i) penalties, (ii) corrective action, and (iii) costs needed to obtain a RCRA permit.

      As to penalties, although the maximum statutory penalties that would apply in a successful enforcement action by the United States would be in excess of $150.0 million, the Chemical Company believes that, assuming the Chemical Company is unsuccessful and based on information currently available to it and an analysis of relevant case law and administrative decisions, the more likely amount of any liability for civil penalties would not exceed several million dollars.

      If the Chemical Company is unsuccessful in either the Declaratory Judgment Action or the Geismar enforcement proceedings, it could be subject to costs for corrective action. The federal government can require corrective action for a facility that applies for a RCRA permit. Corrective action could require the Chemical Company to conduct investigatory and remedial activities at the Geismar complex concurrently with the groundwater monitoring and remedial program that the Chemical Company is currently conducting under the Settlement Agreement with LDEQ. The DOJ has advised the Chemical Company that it intends to seek facility-wide corrective action to address the contamination at the Geismar complex. EPA has indicated that it intends to evaluate the adequacy of the existing groundwater remediation project performed under the Settlement Agreement with LDEQ, and to determine the potential for other areas of contamination on or near the Geismar complex. The cost of any corrective action could be material, depending on the scope of such corrective action. However, the actual cost of a facility-wide corrective action cannot be identified until the EPA provides substantially more information to the Chemical Company.

      As to permitting costs, the Chemical Company estimates that its costs to complete the permitting process for the VCR unit and related tanks would be approximately $1.0 million. The Chemical Company believes that the costs for amending its pending RCRA permit application to include the north trench sump would not be material.

Emergency Planning and Community Right-to-Know Act Proceeding
- -------------------------------------------------------------
      In February 1993, an EPA Administrative Law Judge held that the Illiopolis facility had violated CERCLA and the Emergency Planning and Community Right to Know Act ("EPCRA") by failing to report certain relief valve releases, which occurred between February 1987 and July 1989, that the Chemical Company believes are exempt from CERCLA and EPCRA reporting. The Chemical Company's petition for reconsideration was denied, a penalty hearing will be scheduled, and further appeals are possible. Management does not believe that any ultimate penalty arising from this proceeding would have a material adverse effect on it.

Borden Environmental Indemnity
- ------------------------------
      Under the EIA, subject to certain conditions, Borden has agreed to indemnify the Chemical Company in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Chemical Company (the "Transfer Date"). The Chemical Company is responsible for environmental liabilities arising from facts or circumstances that existed and requirements in effect on or after the Transfer Date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after the Transfer Date, Borden and the Chemical Company will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the asset in question (to the extent relevant). No claims can be made under the EIA after November 30, 2002, and no claim can, with certain exceptions, be made with respect to the first $500,000 of liabilities which Borden would otherwise be responsible for thereunder in any year, but such excluded amounts shall not exceed $3.5 million in the aggregate. Excluded amounts under the EIA have aggregated approximately $2.0 million through September 30, 1994.

      If the United States is successful in the Geismar enforcement proceeding and the Chemical Company is required to perform corrective action as a result thereof, the Chemical Company anticipates that a portion of its corrective action costs may be covered by the EIA. The Chemical Company's costs of managing the partially depleted mercuric chloride catalyst would not appear to be subject to the EIA. The extent to which any penalties or permit costs that the Chemical Company may incur as a result of any of the above described environmental proceedings will be subject to the EIA will depend, in large part, on whether such penalties or costs are attributable to facts or circumstances that existed and requirements in effect prior to the Transfer Date.

General Proceedings
- -------------------
      The Partnership is subject to various other legal proceedings and claims which arise in the ordinary course of business. The management of BCPM believes, based upon the information it presently possesses, that the realistic range of liability to the Partnership of these other matters, taking into account the Partnership's insurance coverage, including its risk retention program, and the EIA with Borden, would not have a material adverse effect on the financial position and results of operations of the Partnership.

Item 5.  Other Events
- -------  ------------
      On October 27, 1994, the EPA and DOJ issued a joint press release (attached as Exhibit 99.1) announcing that the U.S. government filed a civil action against the Partnership, the Operating Partnership, and the General Partner alleging various environmental violations. See "Legal Proceedings." Also on October 27, 1994, the Operating Partnership issued two press releases (attached as Exhibit 99.2) regarding the government action.

Item 6.  Exhibits and Reports on Form 8-K
- -------  --------------------------------
         (a)  Exhibits

                27.    Financial Data Schedule

                99.1 Press Release of the United States Department of Justice and United States Environmental Protection Agency.

                99.2 Two Press Releases of Borden Chemicals and Plastics Operating Limited Partnership.

         (b)  Reports on Form 8-K

                On July 19, 1994 the Registrant filed a Form 8-K announcing the Partnership's results of operations for second quarter 1994.


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


                                        BORDEN CHEMICALS AND PLASTICS
                                        LIMITED PARTNERSHIP
                                        By BCP Management, Inc.,
                                        General Partner


Date:  November 7, 1994                 By /s/ D. A. Kelly
                                           ----------------------------
                                           D. A. Kelly
                                           Treasurer
                                           (Principal Financial Officer and
                                           duly authorized signing officer)