Form 10-K405
period 1994-12-31
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 1995-02-23
CIK 821202

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994

                           COMMISSION FILE NO. 1-9699

                         BORDEN CHEMICALS AND PLASTICS
                              LIMITED PARTNERSHIP

                DELAWARE                               31-1269627
        (STATE OF ORGANIZATION)           (I.R.S. EMPLOYER IDENTIFICATION NO.)


  HIGHWAY 73, GEISMAR, LOUISIANA 70734                504-673-6121
    (ADDRESS OF PRINCIPAL EXECUTIVE         (REGISTRANT'S TELEPHONE NUMBER)
                OFFICES)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                     ON WHICH REGISTERED
                 -------------------                    ---------------------
      Depositary Units Representing Common Units       New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No    .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein. [X]

                               ----------------

  Aggregate market value in thousands of the Common Units held by non-affiliates of the Registrant based upon the average sale price of such Units on February 10, 1995 is $766,255.

  Number of Common Units outstanding as of the close of business on February 10, 1995: 36,750,000.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

The Exhibit Index is located herein at sequential page 33.

                                     PART I

Item 1. Business

  General

  Borden Chemicals and Plastics Limited Partnership (the "Registrant" or "Partnership"), a Delaware limited partnership, was formed in 1987 when the Partnership, through Borden Chemicals and Plastics Operating Limited Partnership, its subsidiary operating partnership (the "Operating Partnership"), acquired the basic chemicals and polyvinyl chloride ("PVC") resins operations of Borden, Inc. ("Borden") located at Geismar, Louisiana and Illiopolis, Illinois. Any reference to business and transactions of the Partnership included in this Form 10-K Annual Report includes, where applicable, business and transactions of the Operating Partnership.

  The three principal product groups manufactured at the Partnership's facilities are (i) PVC Polymers Products, which consist of PVC resins and feedstocks (such as vinyl chloride monomer ("VCM") and acetylene), (ii) Methanol and Derivatives, which consist of methanol and formaldehyde, and (iii) Nitrogen Products, which consist of ammonia and urea. During 1994, PVC Polymers Products, Methanol and Derivatives and Nitrogen Products accounted for 53%, 36% and 11%, respectively, of the Partnership's revenues.

  The Partnership and Borden have entered into agreements which require Borden, subject to the terms and conditions contained in the agreements, to purchase from the Partnership at least 85% of Borden's requirements for PVC resins, methanol, ammonia and urea and to utilize certain percentages of the Partnership's capacity to process formaldehyde and urea-formaldehyde concentrate. The Partnership believes that the pricing formulae set forth in such agreements have in the past produced aggregate prices and processing charges for the covered products that over time have approximated the aggregate prices and processing charges that Borden would have been able to obtain from unaffiliated suppliers, considering the magnitude of Borden's purchases, the long-term nature of such agreements and other factors. The Partnership believes that this will continue to be the case in the future. There may be conditions prevailing in the market at various times, however, under which the prices and processing charges under these agreements could be higher or lower than those obtainable from unaffiliated third parties. Sales to Borden represented 22% of total Partnership revenues in 1994. For a discussion of the recent change of control of Borden see "Recent Developments".

  In August 1994, the Partnership announced that the Operating Partnership had entered into an agreement with Occidental Chemical Corporation ("OxyChem") to acquire a PVC resin production facility located in Addis, Louisiana (the "Addis Facility") and certain related assets (together with the Addis Facility, the "Addis Assets"). Upon completion of such acquisition, the Partnership's stated annual capacity for the production of PVC resin is expected to increase by over 50% to 1.33 billion pounds and the Partnership will be the fifth largest producer of PVC resins in the United States. The acquisition is subject to certain conditions, including approval by the U.S. Federal Trade Commission and the financing of the acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Proposed Acquisition and Financing".

  The Partnership's production complex at Geismar, Louisiana, and a plant at Illiopolis, Illinois, produce products for the following applications:

   PRODUCTS                  LOCATION           PRINCIPAL APPLICATIONS
   --------                 ----------          ----------------------
   PVC POLYMERS PRODUCTS
      PVC                   Geismar    Water distribution pipe, residential
                            Illiopolis siding, wall-coverings, vinyl flooring
      VCM                   Geismar    Raw material for the Partnership's PVC
                                       operations
      Acetylene             Geismar    Raw material for the Partnership's VCM
                                       operations
   METHANOL AND DERIVATIVES
      Methanol              Geismar    Formaldehyde, methyl tertiary butyl
                                       ether ("MTBE"), adhesives and fibers or
                                       raw materials for the Partnership's
                                       formaldehyde operations
      Formaldehyde          Geismar    Pressed wood products, adhesives, fibers
   NITROGEN PRODUCTS
      Ammonia               Geismar    Fertilizers, fibers, plastics,
                                       explosives
      Urea                  Geismar    Fertilizers, animal feeds, adhesives,
                                       plastics

Upon consummation of the acquisition of the Addis Assets, the Partnership's production facilities will also include the Addis Facility. Principal applications for PVC resins produced at the Addis Facility include calendared products for blister packaging, rigid pipe, and injection molded plastic water pipe fittings.

  PVC Polymers Products

  PVC Resins. PVC is the second largest volume plastic material produced in the world. The Partnership produces general purpose and specialty purpose PVC resins at two plants--one located at the Geismar complex and another at Illiopolis--with stated annual capacities of 500 million and 380 million pounds of PVC resins, respectively. The PVC resin plants operated at approximately 107% of combined capacity in 1994. Although there have been year-to-year fluctuations in product mix, the Partnership has over time concentrated on the higher margin grades of PVC resin and reduced its dependence on commodity pipe grade PVC resins, which have historically experienced lower margins.

  The PVC resin industry has experienced strong demand for two years. Producer inventories have been reduced to minimal levels, while plants are operating at maximum capacities. As a result, published prices for PVC resins have increased from an average of $0.320 per pound during the fourth quarter of 1993 to an average of $0.422 per pound during the fourth quarter of 1994.

  During 1994, approximately 12% of the Partnership's total production of PVC resins was sold to Borden for use in its downstream vinyl conversion operations. The balance was purchased by many small customers, none of which accounted for more than 8% of total sales dollars. Unless there is a shortage of PVC resin capacity, demand for PVC resins generally tends to be seasonal with higher demand during spring months and lower demand during winter months.

  Production Process. PVC resins are produced by the polymerization of VCM, a raw material produced by the Partnership. The production by the Partnership of certain specialty grades of PVC resins also involves the use of certain quantities (approximately 8.0 million pounds annually) of vinyl acetate monomer, a raw material not produced by the Partnership. The Partnership purchases quantities of vinyl acetate monomer from Borden (which in turn purchases such raw material in bulk from third parties) or from unrelated third parties. Purchases from Borden have been and will be at prices that do not exceed the market price of vinyl acetate monomer.

  All the VCM used by the Partnership's Geismar and Illiopolis PVC resin plants is obtained from the Partnership's two Geismar VCM plants discussed below. During 1994, substantially all of the production of such VCM plants was consumed by the Partnership's PVC resins plants at Geismar and Illiopolis. The Geismar PVC resin plant obtains VCM from the Partnership's adjacent VCM plants in the Geismar complex and the Illiopolis PVC resin plant obtains VCM from the Partnership's Geismar plant via rail. The VCM requirement at the Addis Facility is currently supplied by OxyChem which has arranged for physical delivery to the Addis Facility by pipeline via exchange, but may also be supplied by rail car from OxyChem's plant in Deer Park, Texas or from OxyChem's joint venture facility (OxyMar) in Corpus Christi, Texas.

  VCM is principally used in the production of PVC resins. The Partnership produces VCM by two processes: an ethylene process and an acetylene process. The finished product of both of those processes is essentially identical but the production costs vary depending on the cost of raw materials and energy. The ability to produce VCM by either process allows the Partnership the flexibility of favoring the process that results in the lower cost at any particular time. The Partnership is currently operating at full capacity; consequently, the Partnership is producing VCM by both processes.

  Ethylene-Based VCM. Ethylene-based VCM ("VCM-E") is produced by the Partnership at a 630 million pound stated annual capacity plant at the Geismar complex. The plant operated at approximately 103% of capacity during 1994. During 1994, substantially all of the production of the VCM-E plant was consumed by the Partnership's PVC resin plants at the Geismar complex and Illiopolis.

  Ethylene and chlorine constitute the principal feedstocks used in the production of VCM-E. Both feedstocks are purchased by the Geismar plant from outside sources.

  Acetylene-Based VCM. Acetylene-based VCM ("VCM-A") is produced at a 320 million pound stated annual capacity plant at the Geismar complex. The plant operated at approximately 88% of capacity during 1994. During 1994, all of the VCM-A produced at the Geismar complex was consumed by the PVC resin plants at Geismar and Illiopolis.

  The Geismar complex contains the only VCM-A plant in the United States. The integration of the
VCM-A plant with the other plants on site provides stability, cost and efficiency benefits to the plants located at the Geismar complex. Although ethylene has generally been regarded as a lower cost feedstock for the production of VCM, the VCM-A plant reduces the overall processing costs of the Geismar complex because the acetylene plant produces as a by-product acetylene off-gas, which is used as a feedstock in the production of methanol. In addition, hydrochloric acid, a feedstock used in the production of VCM-A, is produced as a by-product by the adjacent VCM-E plant. Furthermore, certain industrial plants located near the Geismar complex have excess supplies of hydrochloric acid that the Partnership is generally able to purchase at relatively low cost.

  In addition to hydrochloric acid, acetylene is a primary feedstock used in the production of VCM-A.

  Acetylene. Acetylene is primarily used as a feedstock for VCM-A and for other chemical intermediates. The Partnership has a 50% interest in a 200 million pound stated annual capacity acetylene plant at the Geismar complex, with the remaining 50% interest held by BASF Corporation ("BASF"). The plant was operated at approximately 96% of capacity during 1994, with all production being consumed by either the Partnership or BASF.

  During 1994, approximately 64% of the production of the acetylene plant was used internally as a principal feedstock of the Geismar VCM-A plant. BASF accounted for approximately 36% of the plant's 1994 production, less than its full 50% share of production. Acetylene not required by BASF is available to the Partnership at cost. It is anticipated that excess acetylene will be available at cost to the Partnership through at least 1995.

  The principal feedstocks used in the production of acetylene are natural gas and oxygen. Oxygen is obtained from certain air separation units and related air compression systems, which are jointly owned by the Operating Partnership, BASF and Air Liquide America Corporation pursuant to joint venture arrangements. For a description of the Partnership's arrangements for the purchase of natural gas, see "Raw Materials".

  As long as a subsidiary of Borden is the general partner of the Partnership, the plant will be operated and managed by employees of such general partner pursuant to an operating agreement with BASF. The agreement provides that, if a Borden subsidiary ceases to be the general partner, BASF will have the exclusive right to become the operator of the plant and the personnel necessary to operate the plant with be encouraged to accept employment with BASF. The Partnership's interest in the acetylene plant and the air separation systems is subject to certain rights of first refusal and limitations on transfer. In addition, the Partnership and the third parties who hold the other interests in such assets have mutual rights under certain circumstances, to require the other party to purchase its interests.

  Methanol and Derivatives

  Methanol. Methanol is used primarily as a feedstock in the production of other chemicals. Such chemicals include formaldehyde, which is used in the manufacture of wood building products and adhesives, and MTBE, which is used as a gasoline additive. Methanol is produced at a 300 million gallon stated annual capacity plant at the Geismar complex. The plant operated at approximately 102% of capacity during 1994.

  Market conditions for methanol have improved significantly due to limited growth in the supply of methanol and industry consolidation during the past several years as well as strong demand for MTBE and formaldehyde. Since the second quarter of 1993, production outages in the United States and Europe have tightened the supply of methanol. The Partnership and many of its competitors have taken steps to expand their methanol capacity through various plant and process improvements, and certain competitors have also announced plans to increase their methanol capacity through plant expansion. By the end of 1995, the Partnership anticipates completing an expansion of its methanol plant that it expects will increase annual stated methanol capacity by 30 million gallons.

  In 1994, approximately 45% of methanol production was sold to third parties (other than Borden). Borden accounted for approximately 32% of such production for its downstream formaldehyde production. Approximately 19% of production was used internally in the production of formaldehyde and the remaining approximately 4% was used primarily to satisfy tolling and exchange arrangements. No customer (other than Borden) accounted for more than 16% of total methanol sales dollars in 1994.

  The primary raw material feedstock used in the production of methanol is natural gas. The efficiency of the Geismar methanol plant has been enhanced by using the by-product of the Geismar acetylene plant, acetylene off-gas, as a partial substitute feedstock for purchased natural gas. Natural gas represented approximately 69% of the Partnership's total cost of producing methanol during 1994.

  Formaldehyde. Formaldehyde is a chemical intermediate used primarily in the production of plywood and other pressed wood products. The Partnership produces 50%-concentration formaldehyde (which is 50% formaldehyde and 50% water) at three units in the Geismar complex. The formaldehyde plants have stated annual capacities of 270 million, 190 million and 180 million pounds per year, respectively, for the 50%-concentration formaldehyde. During 1994, the three plants operated at approximately 99% of combined capacity. The smaller plant is also capable of producing urea-formaldehyde concentrate for the fertilizer industry. If operated for production of urea-formaldehyde, the smaller plant's stated annual capacity would be 125 million pounds.

  Formaldehyde demand is generally influenced by the construction industry and housing starts. Total United States production capacity of 50%-concentration formaldehyde is approximately 7.4 billion pounds, with the formaldehyde units at the Geismar complex representing 640 million pounds (approximately 9%) of such total.

  During 1994, approximately 42% of formaldehyde production was sold to Borden and approximately 4% was utilized by the Partnership in the production of urea-formaldehyde concentrate for the fertilizer industry. The remaining 54% was purchased by an unaffiliated third party pursuant to a ten-year supply contract signed in 1989. The contract requires the Partnership to supply in the future up to 78% of its annual capacity to the third party to the extent necessary to satisfy that party's formaldehyde requirements.

  The principal feedstock used in the production of formaldehyde is methanol. The Geismar formaldehyde plants obtain all of such feedstock from the adjacent methanol plant.

  Acetic Acid--The plant has been idle since March 1989 and will remain idle until market conditions justify restarting it. The net book value of the plant has been written off.

  Nitrogen Products

  Ammonia. Ammonia is a commodity chemical which is used primarily for fertilizer applications and as an intermediate for other agricultural chemicals such as pesticides and herbicides. Approximately 85% of domestic ammonia production is consumed directly or indirectly in fertilizer applications. The Partnership produces ammonia at a 400,000 ton stated annual capacity plant located at the Geismar complex. The plant operated at approximately 96% of capacity during 1994.


  In the latter half of 1993 and continuing throughout 1994, the worldwide supply of ammonia experienced a series of disruptions and reductions due to plant shutdowns, operating problems and interruptions in the supply of natural gas, the primary feedstock in the production of ammonia. At the same time, demand for ammonia, particularly in Asia (China, India and Pakistan), increased for both industrial and fertilizer applications. These factors combined to cause occasional shortages of ammonia in the United States, which is a net importer of nitrogen products, and increasing selling prices for ammonia.

  Demand for ammonia is seasonal, with prices tending to be higher in the spring and fall months than during the remainder of the year. In addition, fertilizer demand is sharply affected by swings in crop acreage.

  During 1994, approximately 64% of ammonia production was sold to third parties (other than Borden), approximately 34% of production was used by the Partnership's adjacent urea plant, and approximately 2% of total production was sold to Borden. During 1994, five customers accounted for approximately 71% of total sales dollars with no customer accounting for more than 19% of total sales dollars.

  The principal feedstock used in the production of ammonia is natural gas. Two by-products of the production of ammonia are carbon dioxide and low pressure steam. The ammonia plant supplies the carbon dioxide to the urea and methanol plants and the steam to the plant-wide supply grid.

  Urea. Urea is a commodity chemical which is used primarily in fertilizer applications. Approximately 80% of domestic production of urea is consumed in fertilizer applications. Urea's high nitrogen content (46%) makes it an effective and popular dry nitrogen fertilizer. In addition, urea is used in the production of animal feed and pesticides. Outside the agricultural chemical industry, urea is used largely in the production of urea-formaldehyde resins used in the wood building products industry.

  The Partnership produces urea at a 250,000 ton stated annual capacity plant at the Geismar complex. In 1993 the Partnership converted the plant to produce granular urea, a widely accepted form of urea product. The plant operated at approximately 91% of capacity in 1994.

  Because of the importance of the agricultural chemical industry as a market for urea, demand is affected sharply by swings in crop acreage. In addition, like ammonia, demand for urea is seasonal, with prices tending to be higher in the spring and fall months than during the remainder of the year. Worldwide urea production has expanded rapidly over the past 20 years, particularly in countries with abundant supplies of low cost natural gas. Like ammonia, urea demand has suffered during recent years from reduced United States fertilizer demand. It has also been affected even more severely than ammonia by imports from third world countries because storage and shipping of urea are easier and less costly than in the case of ammonia. Competition from imports has moderated recently as the declining value of the United States dollar has made United States markets less attractive.

  Urea prices remained stable in 1994 due to many of the same factors which influenced the price of ammonia. However, unlike ammonia, the supply of urea has increased during this time period as several new world scale plants came on stream. This factor has kept urea prices at relatively stable levels in spite of the increasing demand.

  During 1994, approximately 62% of the Partnership's urea was sold to third parties, approximately 36% to Borden, and the remaining approximately 2% was used internally by the Partnership in the production of urea-formaldehyde concentrate.

  The principal feedstocks used in the production of urea are ammonia and carbon dioxide, which the Partnership obtains from its adjacent ammonia plant.

  Raw Materials

  The principal purchased raw material used in the Partnership's operations is natural gas. In 1994, the Partnership purchased over 60 billion cubic feet of natural gas for feedstock and as an energy source. Currently, the Partnership is one of the largest industrial purchasers of natural gas in the state of Louisiana. Natural gas is supplied by pipeline to the Geismar complex by six major natural gas pipelines. In 1994, natural gas represented 37%, 63% and 69% of total production costs for acetylene, ammonia and methanol, respectively, and 31% of the Partnership's total production costs. The Partnership purchases the majority of its natural gas under long-term, market sensitive supply contracts. The cost of purchasing natural gas is, in general, greater in winter months, reflecting increased demand for natural gas by consumers and industry during such months. Although the Partnership has diversified its suppliers and does not currently anticipate any difficulty in obtaining adequate natural gas supplies, there can be no assurance that the Partnership will in the future be able to purchase adequate supplies of natural gas at acceptable price levels.

  The Partnership purchases other raw materials in its operations, principally, ethylene and chlorine. Ethylene is currently supplied by pipeline to the Geismar complex by three suppliers. Chlorine is supplied by railcar to the Geismar complex by various suppliers. The major raw material for the Illiopolis PVC plant, VCM, is supplied by railcar from the Geismar complex. In addition, in connection with the production of certain specialty grades of PVC resins, the Partnership purchases certain quantities of vinyl acetate monomer. See "PVC Polymers Products--PVC Resins". The Partnership anticipates purchasing its VCM requirements for the Addis Facility under the VCM Supply Agreement to be entered into between the Operating Partnership and OxyChem at the closing of the acquisition of the Addis Facility. The Partnership does not believe that the loss of any present supplier would have a material adverse effect on the production of any particular product because of numerous, competitive alternate suppliers.

  Because raw materials have accounted for a high percentage of the Partnership's total production costs, and are expected to continue to represent a high percentage of such costs for the Partnership, the Partnership's ability to pass on increases in costs of these raw material feedstocks will have a significant impact on operating results. The ability to pass on increases in feedstock and fuel costs is, to a large extent, dependent on market conditions. Because of the large volume of purchases of natural gas, any increase in the price of natural gas or a shortage in its availability could materially adversely affect the Partnership's income and cash flow and its ability to make distributions and service its debt obligations.

  Insurance

  The Partnership maintains property, business interruption and casualty insurance which it believes is in accordance with customary industry practices, but it is not fully insured against all potential hazards incident to its business. The Partnership also maintains pollution legal liability insurance coverage. However, because of the complex nature of environmental insurance coverage and the rapidly developing case law concerning such coverage, no assurance can be given concerning the extent to which its pollution legal liability insurance, or any other insurance that the Partnership has, may cover environmental claims against the Partnership. Insurance, however, generally does not cover penalties or the costs of obtaining permits. See "Legal Proceedings".

  The Partnership's insurance is currently included in Borden's master insurance program although it may be separate from such master insurance program in the future if BCP Management, Inc. ("BCPM"), the general partner of the Partnership (the "General Partner") so determines. The Partnership believes that the terms and premiums for the insurance obtained through Borden's program are no less favorable than those generally available through an independent program. All costs of the insurance program, including but not limited to premiums, service fees, deductible losses, and uninsured loss amounts, are direct operating expenses of the Partnership and are payable by the Partnership. At the closing of the acquisition, the Addis Facility will be included in the Partnership's insurance program.

  Marketing

  The Partnership's PVC resin sales are conducted through a professional staff of approximately nine trained personnel geographically located in nine territories, supported by a regional sales office located in Northbrook, Illinois. In addition to the regional sales managers, there are three product sales managers performing marketing functions. All are employees of Borden or the General Partner. Following the acquisition of the Addis Facility, all sales and marketing of PVC resins produced at the Addis Facility will be consolidated with the Partnership's existing marketing organization.

  The Partnership's other products are similarly marketed through a professional field sales organization of three employees and two additional marketing managers under the management of the director of non-PVC resins sales and marketing located at Geismar. The professionals involved in this sales function are geographically positioned in three locations covering the United States.

  The Partnership's activity is based on customer contact on a regular basis to secure and maintain long-term supply relationships. A substantial portion of the Partnership's sales is made under contracts with annual negotiations relating to specific conditions of sale.

  Purchase and Processing Agreements

  In connection with the formation of the Partnership in 1987, Borden entered into certain Purchase Agreements and Processing Agreements with the Operating Partnership covering the following products: PVC resins, methanol, ammonia, urea, formaldehyde and urea-formaldehyde concentrate. The Purchase and Processing Agreements expire in November, 2002, subject to termination by Borden under certain circumstances where BCPM ceases to be the general partner of the Partnership.

  The Purchase Agreements require Borden to purchase from the Partnership and the Partnership to supply to Borden, subject to certain monthly quantity limits, at least 85% (and at the option of Borden up to 100%) of the quantities of PVC resins, methanol, ammonia and urea required by Borden for use in its plants in the continental United States. Under the Purchase Agreements, the price for PVC resins, ammonia, urea and methanol will generally be an amount equal to the monthly weighted average price per unit that the Partnership charges its lowest-priced major customer (other than Borden). If the Partnership does not make any sales to any major customers other than Borden, then the price to Borden will be the lowest prevailing price in the relevant geographic area. The Purchase Agreements also provide that the Partnership is required to meet competitive third-party offers or let Borden purchase the lower-priced product from such third parties in lieu of purchases under the Purchase Agreements.

  The Processing Agreements for formaldehyde and urea-formaldehyde concentrate essentially require Borden to utilize the processing capacity of the formaldehyde plants so that the formaldehyde plants operate at no less than 90% of capacity, after taking into account the purchases of formaldehyde by an unaffiliated third party under a long-term requirements contract. Although such third party's current requirements for formaldehyde exceed 200 million pounds per year, in the event that such third party's annual requirements are less than such amount, Borden has the option of reducing or terminating its obligation to utilize such processing capacity. Under the Processing Agreements, Borden is required to pay the Partnership a fee for each pound of formaldehyde and urea-formaldehyde concentrate processed equal to the Partnership's processing costs plus a per pound charge. The per-pound charge is subject to increase or decrease based on changes in the Consumer Price Index from October 1987. The Processing Agreements also require the Partnership to meet competitive third party offers covering formaldehyde unless meeting such offer would impose a significant economic penalty on the Partnership, in which case Borden will be permitted to accept such offer and reduce its obligations under the Processing Agreements by a corresponding amount.

  The Partnership believes that the pricing formulae set forth in the Purchase and Processing Agreements have in the past provided aggregate prices and processing charges for the covered products that over time have approximated the aggregate prices and processing charges that Borden would have been able to obtain from unaffiliated suppliers, considering the magnitude of Borden's purchases, the long-term nature of such agreements and other factors. The Partnership believes that this will continue to be the case in the future. There may be conditions prevailing in the market at various times, however, under which the prices and processing charges set under the Purchase and Processing Agreements could be higher or lower than those obtainable from unaffiliated third parties.

  The Partnership is free to sell or otherwise dispose of, as it deems appropriate, any quantities of PVC resins, ammonia, urea, methanol or formaldehyde which Borden is not required to purchase. In addition, the Purchase and Processing Agreements do not cover acetylene, VCM or industrial gases, which are either consumed internally by the Partnership or have not been historically purchased by Borden.

  Because the foregoing Purchase and Processing Agreements are requirements contracts, sales of products thereunder are dependent on Borden's requirements for such products. Such requirements could be affected by a variety of factors, including a sale or other disposition by Borden of all or certain or its manufacturing plants to unaffiliated purchasers (in which event such agreements shall not apply to any such purchaser unless otherwise agreed to by such purchaser). In the event that, whether as a result of the change of control of Borden or otherwise, Borden were to sell or otherwise dispose of all or certain of its plants or otherwise reorient its businesses, Borden's requirements for products sold or processed by the Partnership under the Purchase and Processing Agreements could be diminished or eliminated. The Partnership anticipates that if Borden were to sell all or certain of its chemical manufacturing facilities, a purchaser may be interested in negotiating the continuation of all or certain of the Purchase and Processing Agreements.

  Competition

  The business in which the Partnership operates is highly competitive. The Partnership competes with major chemical manufacturers and diversified companies, a number of which have revenues and capital resources exceeding those of the Partnership. Because of the commodity nature of the Partnership's products, the Partnership is not in a position to protect its position by product differentiation and is not able to pass on cost increases to its customers to the extent its competitors do not pass on such costs. In addition to price, other significant factors in the marketing of the products are delivery, quality and, in the case of PVC resins, technical service. The Partnership believes that the overall efficiency, integration and optimization of product mix of the facilities at Geismar and Illiopolis make the Partnership well positioned to compete in the markets it serves. The acquisition of the Addis Facility should enable the Partnership to further optimize its product mix.

  Borden has agreed that, so long as BCPM is the general partner of the Partnership, Borden will not engage in the manufacture or sale in the United States of methanol, ammonia, urea, acetylene, VCM or PVC resins. However, if BCPM (i) is removed as general partner under circumstances where cause exists or (ii) withdraws as general partner under circumstances where such withdrawal violates the Partnership Agreement, Borden shall not engage in such manufacture or sale for a period of two years from the date of such removal or withdrawal. If Borden were to sell any of its manufacturing facilities to an unaffiliated purchaser that is not a successor to Borden, the purchasers of such facilities would be free to compete with the Partnership.

  Trademarks

  The Partnership entered into a Use of Name and Trademark License Agreement ("Use of Name and Trademark License Agreement") with Borden pursuant to which the Partnership is permitted to use in its name the Borden name and logo. The Use of Name and Trademark License Agreement and the right to use the Borden name and logo shall terminate in the event that BCPM ceases to be the General Partner.

  Environmental and Safety Regulations

  General. The Partnership's operations are subject to federal, state and local environmental, health and safety laws and regulations, including laws relating to air quality, hazardous and solid wastes, chemical management, and water quality. The Partnership has expended substantial resources, both financial and managerial, to comply with environmental regulations and permitting requirements, and anticipates that it will continue to do so in the future. Although the Partnership believes that its operations generally are in material compliance with these requirements, there can be no assurance that significant costs, civil and criminal penalties, and liabilities will not be incurred. The Partnership holds various environmental permits for operations at each of its plants. In the event a governmental agency were to deny a permit application or permit renewal, or revoke or substantially modify an existing permit, such agency action could have a material adverse effect on the Partnership's ability to continue the affected plant operations. Plant expansions are subject to securing necessary environmental permits. Environmental laws and regulations have changed substantially and rapidly in recent years, and the Partnership anticipates continuing changes. The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, such as emissions of pollutants and the generation and disposal of wastes. Increasingly strict environmental regulations have resulted in increased operating costs for the Partnership, and it is possible that the costs of compliance with environmental, health and safety laws and regulations will continue to increase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Environmental Expenditures".

  The Partnership maintains an environmental and industrial safety and health compliance program and conducts internal regulatory audits at its Geismar and Illiopolis plants. The Partnership's plants have had a history of involvement in regulatory, enforcement and variance proceedings in connection with safety, health and environmental matters. Risks of substantial costs and liabilities are inherent in certain plant operations and certain products found at and produced by the plants, as they are with other enterprises engaged in the chemical business, and there can be no assurance that significant costs and liabilities will not be incurred.

  Air Quality. The Geismar and Illiopolis plants emit air contaminants and are subject to the requirements of the federal Clean Air Act (the "Clean Air Act") and comparable state statutes. Many of the existing requirements under these laws are embodied in permits issued to the plants by state environmental agencies. The Partnership believes that the Geismar and Illiopolis plants generally are in material compliance with these requirements.

  The 1990 Amendments to the Clean Air Act (the "1990 Clean Air Act Amendments") substantially revised and expanded the air pollution control requirements throughout the United States. As discussed below, certain of these new or revised requirements may impact the Geismar and Illiopolis plants.

  The 1990 Clean Air Act Amendments require more stringent controls on volatile organic compounds ("VOC") emissions in ozone non-attainment areas and also require, subject to certain exceptions, the control of nitrogen oxide ("NOx") emissions in such areas. The Geismar plant is located in a "non-attainment area" for ozone under the 1990 Clean Air Act Amendments. Additional capital expenditures may be required at the Geismar plant in order to upgrade existing pollution control equipment and/or install additional control equipment to comply with the new more stringent regulations for VOC and NOx.

  The 1990 Clean Air Act Amendments and state laws and regulations also require certain sources to control emissions of hazardous air pollutants, including vinyl chloride. In particular, the Environmental Protection Agency ("EPA") promulgated a rule in April 1994, which may require the modification of the existing emission control equipment at the Geismar facility. Capital expenditures may be necessary to comply with these control standards.

  The 1990 Clean Air Act Amendments further require "enhanced monitoring" of the emissions from certain pieces of equipment. Although monitoring systems are already in place at the Geismar and Illiopolis plants, capital expenditures may be necessary to upgrade the systems to comply with the "enhanced monitoring" requirement.

  Based on the information currently available to the Partnership, the Partnership does not believe that the capital expenditures that may be required at the Geismar and Illiopolis plants to comply with the 1990 Clear Air Act Amendments and corresponding state regulations will be material. However, because all the regulatory requirements under the 1990 Clean Air Act Amendments are not yet final, and the Partnership is continuing to evaluate the impact of such amendments on it, there can be no assurance that the actual costs will not exceed the Partnership's estimates.

  The Department of Justice ("DOJ"), at the request of the EPA, has brought an enforcement proceeding against the Partnership and BCPM for alleged violation of the Clean Air Act, and other environmental statutes, at the Geismar facility. See "Legal Proceedings".

  OSHA and Community Right to Know. The Geismar and Illiopolis plants are subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The Partnership believes that the Geismar and Illiopolis plants generally are in material compliance with OSHA requirements, including general industry standards, vinyl chloride exposure requirements, recordkeeping requirements and chemical process safety standards. It is possible that changes in safety and health regulations, or a finding of noncompliance with current regulations, could result in additional capital expenditures or operating expenses for the Geismar and Illiopolis plants.

  The OSHA hazard communication standard and the EPA community right-to-know regulations under the Emergency Planning and Community Right-to-Know Act ("EPCRA") require the Partnership to organize information about the hazardous materials in the plants and to communicate that information to employees and certain governmental authorities. The Partnership has prepared a detailed hazard communication program and will continue this program as a part of its industrial safety and health compliance program. The Partnership believes that it generally is in material compliance with EPCRA.

  The Partnership is currently subject to a proceeding for alleged violations at the Illiopolis facility of release reporting requirements under EPCRA. This proceeding is discussed under "Legal Proceedings".

  Solid and Hazardous Waste. The Geismar and Illiopolis plants generate hazardous and nonhazardous solid waste and are subject to the requirements of the Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The Partnership believes that the Geismar and Illiopolis plants generally are in material compliance with RCRA. However, see "Legal Proceedings".

  A primary trigger for RCRA requirements is the designation of a substance as a "hazardous waste". It is anticipated that additional substances will in the future be designated as "hazardous waste", which would likely result in additional capital expenditures or operating expenses.

  The Geismar complex is operating under RCRA interim status and has filed a permanent RCRA permit application for its valorization of chlorinated residuals ("VCR") unit and related tanks. However, the Partnership does not believe that the Geismar facility must obtain a RCRA permit and is challenging the applicability of the RCRA permit requirements to it. The Partnership's challenge to those permit requirements, the potential permitting costs, civil penalties and corrective action costs that it may incur if that challenge is unsuccessful, are discussed under "Legal Proceedings".

  The DOJ, at the request of the EPA, has brought an enforcement proceeding against the Partnership and BCPM for alleged violations of RCRA, and other environmental statutes, at the Geismar facility. See "Legal Proceedings".

  Superfund. CERCLA, also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and the companies that disposed, or arranged for the disposal of, the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances and for damages to natural resources. In the ordinary course of the Partnership's operations, substances are generated that fall within the CERCLA definition of "hazardous substance". If such wastes have been disposed of at sites which are targeted for cleanup by federal or state regulatory authorities, the Partnership may be among those responsible under CERCLA or analogous state laws for all or part of the costs of such cleanup. The Geismar and Illiopolis plants have in the past and are expected to continue to generate hazardous substances and dispose of such hazardous substances at various offsite disposal sites.

  The DOJ, at the request of the EPA, has brought an enforcement proceeding against the Partnership and BCPM for alleged violation of CERCLA's reporting requirements, and other environmental requirements, at the Geismar facility. See "Legal Proceedings".

  Toxic Substances Control Act. The Partnership is subject to the Toxic Substances Control Act ("TSCA"), which regulates the development, manufacture, processing, distribution, importation, use, and disposal of thousands of chemicals. Among other requirements, TSCA provides that a chemical cannot be manufactured, processed, imported or distributed in the United States until it has been included on the TSCA Chemical Inventory. Other important TSCA requirements govern recordkeeping and reporting. The Partnership believes that it generally is in material compliance with TSCA. Violations of TSCA can result in significant penalties.

  Water Quality. The Geismar and Illiopolis plants maintain wastewater discharge permits for their facilities pursuant to the Federal Water Pollution Control Act of 1972 and comparable state laws. See "Legal Proceedings" for a discussion of the Partnership's challenge to a wastewater permit for the Geismar facility. The Partnership believes that the Geismar and Illiopolis plants generally are in material compliance with the Federal Water Pollution Control Act of 1972 and comparable state laws. In cases where there are excursions from the permit requirements, the Geismar and Illiopolis plants take action to achieve compliance, work in cooperation with the appropriate agency to achieve compliance or in good faith pursue their procedural rights in the permitting process.

  The EPA has issued effluent regulations specifying amounts of pollutants allowable in direct discharges and in discharges to publicly owned treatment works. The Geismar and Illiopolis plants manufacture or use as raw materials a number of chemicals subject to additional regulation. Both federal and state authorities continue to develop legislation and regulations to control the discharge of certain toxic water pollutants. Passage of such legislation or regulations could necessitate additional capital expenditures to reduce discharges of these substances into the environment either during routine or episodic events.

  It is common for chemical plants from time to time to encounter areas of groundwater contamination during the ordinary course of business. Typically, some of these contamination events are historical and cannot be documented as to the causal circumstances. While some contamination events have been identified at the Partnership's plants, it is the Partnership's policy, where possible and appropriate, to address and resolve these contamination events. At the Geismar complex, Borden and the Partnership have complied with the Settlement Agreement with the state of Louisiana for groundwater remediation. See "Legal Proceedings" for further discussion.

  Present and Future Environmental Capital Expenditures. Although it is the Partnership's policy to comply with all applicable environmental, health and safety laws and regulations, in many instances the implementing regulations have not been finalized. Even where regulations or standards have been adopted, they are subject to varying and conflicting interpretations and implementation. In many cases, compliance with environmental regulations or standards can only be achieved by capital expenditures, some of which may be significant. Capital expenditures for environmental control facilities were approximately $1.7 million in 1994. To the extent estimates are available, capital expenditures for environmental control facilities are expected to total approximately $4.0 million in 1995 (although such estimate could vary substantially depending on the outcome of the various proceedings and matters discussed herein, and no assurance can be given that greater expenditures on the part of the Partnership will not be required as to matters not covered by the environmental indemnity from Borden, the "Environmental Indemnity Agreement").

  Product Liability and Regulation. The United States Food and Drug Administration ("FDA") is proposing new regulations providing for the safe use of vinyl chloride polymers in food-contact articles. According to the FDA, such regulations are required because VCM, a component of vinyl chloride polymer has been shown to be a carcinogen. However, the FDA concludes in its proposal that there is a reasonable certainty of no harm from the exposure to the small amounts of VCM that may result from the use of vinyl chloride polymers in food packaging which complies with the FDA's proposed regulations. Thus, the FDA proposal would continue to allow substantially all presently allowable uses, including all products currently made using products produced by the Partnership. While the FDA has tentatively concluded that such action will not have a significant effect on the human environment, it is considering whether to develop a full environmental impact statement to consider the potential effect on the environment of the disposal of these food-contact articles. The EPA has authority with respect to the safe use of vinyl chloride polymer pipe in municipal water systems and has not imposed any restrictions on its use. It is possible, however, that the FDA, the EPA, or other federal and state agencies may seek to impose additional restrictions on the use or disposal of vinyl chloride polymer. Moreover, while Borden has agreed to indemnify the Partnership in respect of liabilities arising from products (including but not limited to vinyl chloride polymer) shipped prior to the Transfer Date, the Partnership will be responsible for any subsequent product liabilities. As a result of the Partnership's manufacture, distribution and use of different chemicals, the Partnership may be subject to various lawsuits and claims, such as product liability and toxic tort claims, which arise in the ordinary course of business and which seek compensation for physical injury, pain and suffering, costs of medical monitoring, property damage, and other alleged harms. New or different types of claims arising from the Partnership's various chemical operations may be made in the future.

  Export of Partially Depleted Mercuric Chloride Catalyst. During the early 1990's, the Partnership shipped partially depleted mercuric chloride catalyst to Thor Chemicals S.A. (PTY) Limited ("Thor")'s facility in Cato Ridge, South Africa for recovery of mercury. In 1993 the Louisiana Department of Environmental Quality ("LDEQ") determined that the partially depleted catalyst was not a hazardous waste, although LDEQ reversed this position in 1994. The Partnership disagrees with this reversal. See "Legal Proceedings".

  Recovery of mercury at Thor's facility was discontinued in March 1994 when the Department of Health in South Africa refused to renew a temporary license that had been granted to Thor. At such time, there were approximately 2,600 drums of partially depleted catalyst at the facility which had been shipped by the

Company to Thor. In addition, in the spring of 1994 there were approximately 7,400 drums of other materials at the Thor facility which the Partnership had not sent there.

  In December 1994, the South African Ministry of Environment Affairs and Tourism announced its intent to appoint a Commission of Inquiry to investigate the available technology to process and/or dispose of mercury containing catalyst and mercury containing sludge at the Thor facility. The Partnership did not send mercury containing sludge to the Thor facility. The exact scope of such Commission's inquiry and authority is uncertain, although the Partnership believes that the inquiry may include consideration of the origin of the catalyst and sludge remaining at the facility. The Government of South Africa has not made any allegations or asserted any claims against the Partnership.

  The contract between the Operating Partnership and Thor provides that title to, risk of loss, and all other incidents of ownership of the partially depleted catalyst would pass from the Operating Partnership to Thor when the catalyst reached South Africa. The Partnership does not believe that it is liable for disposing of the approximately 2,600 drums of partially depleted catalyst remaining at the Thor facility. Nonetheless, in the event that the Partnership should be required to dispose of the approximately 2,600 drums at the facility shipped by the Partnership, the Partnership estimates that such cost would not be in excess of $4 million.

  With regard to the environmental condition of the Thor facility, the Partnership has not been notified by the Government of South Africa that the Partnership would be liable for any contamination or other conditions at that facility, although it is impossible to determine what, if any, allegations any party may make in connection with the Thor facility in the future. It is unclear under current South African environmental law as to whether any such allegations, if made, would be sustained against the Partnership. The Partnership would vigorously defend against any such allegations.

  Employees

  Neither the Partnership nor the Operating Partnership have any directors, officers or employees and the Partnership and the Operating Partnership rely on the management and employees of BCPM, the sole general partner of both the Partnership and the Operating Partnership (and on employees of Borden providing support to or performing services for BCPM). On December 31, 1994, BCPM's employees (together with Borden's employees solely or substantially dedicated to providing support to or performing services for BCPM) numbered approximately 730 individuals.

  Cash Distributions

  The Partnership distributes 100% of its Available Cash as of the end of each quarter on or about 45 days after the end of such quarter to Unitholders of record as of the applicable record date and to the General Partner. "Available Cash" means generally, with respect to any quarter, the sum of all cash receipts of the Partnership plus net reductions to reserves established in prior quarters, less cash disbursements and net additions to reserves in such quarter. The General Partner has broad discretion in establishing reserves, and its decisions regarding reserves could have a significant impact on the amount of Available Cash. The timing and amounts of additions and reductions to reserves may impact the amount of incentive distributions payable to the General Partner. As a result, distributions to Unitholders may over time be reduced from levels which would have been distributed if the General Partner were not able to control the timing of additions and reductions to reserves.

  Distributions by the Partnership of Available Cash are generally made 98% to the Unitholders and 2% to the General Partner, subject to the payment of an incentive distribution to the General Partner to the extent that a target level of cash distributions to the Unitholders is achieved for any quarter. The Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") provides that, after an amount equal to $0.3647 per Unit (the "Target Distribution") has been distributed for any quarter to Unitholders, the General Partner will receive 20% of any then remaining Available Cash for such quarter as an incentive distribution (in addition to its 2% regular distribution). Unitholders would share in the balance of such Available Cash pro rata. The Target Distribution is subject to adjustment under certain circumstances.

  Recent Developments

  Proposed Financings. Concurrent with, and conditioned upon, the closing of the acquisition of the Addis Assets, the Partnership intends to offer up to 4.0 million additional Units (excluding an over-allotment option for 600,000 additional Units). The net proceeds of this offering will be used to fund a portion of the purchase price of the Addis Assets.

  Concurrent with, and conditioned upon, the closing of both the acquisition of the Addis Assets and the Units offering, the Operating Partnership intends to offer up to $175.0 million principal amount of senior unsecured notes (the "Senior Notes"). The net proceeds from this offering will be used to prepay the currently outstanding $150.0 million principal amount of existing notes (the "Notes"). The remaining net proceeds will be used to fund a portion of the purchase price of the Addis Assets. Depending on prevailing market conditions and other factors, the Operating Partnership may offer Senior Notes in an aggregate principal amount greater or lesser than $175.0 million. In the event that the net proceeds of the Units offering and Senior Notes offering available for payment of the purchase price of the Addis Assets are less than such purchase price or the Senior Notes offering is postponed or not consummated, short-term borrowings, cash on hand or a combination thereof will be used to fund the portion of the purchase price of the acquisition not funded by the Units offering. In the event that the acquisition of the Addis Assets or the Senior Notes offering is not consummated, the Operating Partnership may, but has not determined that it will, refinance the Notes through a public offering or private placement of new notes. The Units offering and Senior Notes offering will only be made by means of separate prospectuses.

  Prepayment of the Notes. Under the terms of the Note Agreement under which the Notes were issued, the Operating Partnership was not permitted to voluntarily prepay the Notes. In connection with the issuance of such Notes, Borden had entered into an undertaking which provided that in the event of a change of control of Borden, the Noteholders may elect to require Borden to purchase the Notes for a price equal to the outstanding principal of and accrued interest on the Notes, together with a change of control premium. On December 15, 1994, the Operating Partnership, Borden and the Noteholders entered into a Prepayment Terms Agreement ("Prepayment Terms Agreement") under which, among other things, (A) Borden agreed to pay the Noteholders the change of control premium (pursuant to such agreement, Borden paid the Noteholders the change of control premium on December 21, 1994 in an amount equal to $12,463,548), (B) the Noteholders agreed to terminate their right to require Borden to purchase the Notes upon a change of control of Borden, and (C) the Operating Partnership was provided with the right to prepay, and Borden was provided with the right to purchase, the Notes for a price equal to the outstanding principal of and accrued interest on the Notes, together with a premium payable under certain circumstances. Concurrently with the execution and delivery of the Prepayment Terms Agreement, the Operating Partnership and Borden entered into a Notes Prepayment Agreement ("Notes Prepayment Agreement") under which the Operating Partnership agreed, among other things, that in the event that it exercised its right under the Prepayment Terms Agreement to prepay the Notes, the Operating Partnership would pay Borden an additional premium. In the event that the Operating Partnership prepaid the Notes on February 17, 1995, the premiums payable by it under the Prepayment Terms Agreement and the Notes Prepayment Agreement would, in the aggregate, be approximately $4.3 million.

  Change of Control of Borden. In September, 1994, (i) Whitehall Associates, L.P. ("Whitehall") and Borden Acquisition Corp. (the "Purchaser"), both affiliates of Kohlberg Kravis Roberts & Co., L.P. ("KKR"), and Borden entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") providing for the merger (the "Merger") of the Purchaser with and into Borden and (ii) Whitehall, the Purchaser and Borden entered into a Conditional Purchase/Stock Option Agreement providing for the issuance by Borden of an option to affiliates of KKR to acquire additional shares of Borden common stock.

  Pursuant to the Merger Agreement, the Purchaser commenced an exchange offer in November, 1994 to acquire shares of Borden common stock. Following the consummation of the exchange offer in December, 1994, the Purchaser exercised the option and acquired from Borden additional shares of Borden common stock. By December 30, 1994, Whitehall and KKR Partners II, L.P., an affiliate of KKR (collectively, the "Common Stock Partnerships"), had acquired and held approximately 69% of the issued and outstanding shares of Borden common stock.

  A special meeting of shareholders of Borden has been scheduled for March 14, 1995 to vote on the Merger. The Merger requires the affirmative vote of not less than 66 2/3% of the issued and outstanding shares of Borden common stock. The Common Stock Partnerships have indicated that they intend to vote the shares of Borden common stock held by them in favor of approval of the Merger. Accordingly, the affirmative vote of any other shareholders will not be required in order to approve the Merger.

  After giving effect to the Merger, the Common Stock Partnerships will collectively own all the issued and outstanding shares of common stock of Borden.

  Termination of Put Rights. In connection with the original offerings of the Units, Borden had provided Unitholders with certain rights ("Put Rights") to require Borden to purchase the Units under certain circumstances relating to a change of control of Borden. Such Put Rights by their terms would cease to be outstanding if certain preferred share purchase rights ("Preferred Share Purchase Rights") provided by Borden to holders of Borden common stock ceased to be outstanding by reason of redemption or otherwise (unless the Board of Directors of Borden determined to continue the Put Rights). In connection with the transactions contemplated in the Merger Agreement, the Preferred Share Purchase Rights were redeemed by Borden (without determination by the Board of Directors of Borden to continue the Put Rights). Accordingly, the Put Rights have terminated and cease to be outstanding.

  Reorganization of Borden's Corporate Structure. In November, 1994, Borden announced the reorganization of its corporate structure into three operating sectors: Worldwide Packaging and Industrial Products (the "PIP Division"), Consumer Packaged Products and Dairy Products. BCPM is operationally part of the PIP Division, as are most of the Borden employees that provide support to or perform services for BCPM.

  Borden has advised the Partnership that the reorganization is part of its efforts to improve its competitiveness through greater efficiency and cost savings. The reorganization may also facilitate the sale or other disposition of Borden's businesses or portions of such businesses. The reorganization has resulted in the elimination of various administrative staff positions at Borden and the reassignment of various corporate staff employees to the operating sectors. Borden has advised the Partnership that it is likely to continue to seek greater efficiencies and cost savings through the selective elimination of administrative staff positions, reassignment of staff personnel to the operating sectors and other means. Borden also continued through 1994 and is likely to continue its program of selective divestment of assets and businesses.

  Prior to the announcement of the Merger, Borden's management had presented a plan to its Board of Directors aimed at improving Borden's financial performance. The plan recommended the sale of certain of Borden's businesses, including the sale of Borden's wallcoverings and packaging resources unit within the PIP Division. The sale of the wallcoverings and packaging resources unit would have included a sale of Borden's manufacturing plants that use PVC resins purchased from the Partnership.

  Borden has advised the Partnership that it does not have any current plans to divest any major business within the PIP Division or any major chemicals production facility, including the wallcoverings and packaging resources business. However, Borden has advised the Partnership that Borden will continue to evaluate its strategic and financial alternatives (which may include a divestiture of all or any portion of the assets or businesses within the PIP Division, including the wallcoverings and packaging resources business).

  Subject to certain exceptions, Borden has agreed not to sell its interests in BCPM prior to November 30, 2002 without approval by Unitholders holding more than 50% of the Units held by persons other than Borden and its affiliates.

Item 2. Properties

  Construction of the Geismar complex began over thirty years ago. Acetylene, methanol and VCM-A plants were completed in the early 1960s; and ammonia and urea plants were added during the period 1965 to 1967. A VCM-E plant and a formaldehyde plant were added in the mid 1970s, a second formaldehyde plant was brought on stream in 1986, and a third formaldehyde plant was brought on stream in 1991. In 1983 Borden completed construction of a PVC resin plant at the Geismar complex. The PVC resin facility at Illiopolis became operational in 1962.

  The Geismar complex is located on approximately 490 acres in Ascension Parish, Louisiana, adjacent to the Mississippi River between Baton Rouge and New Orleans. The Illiopolis PVC resin facility is located on approximately 45 acres in central Illinois between Springfield and Decatur. The Addis Facility is located on approximately 40 acres of a 220 acre site adjacent to the Mississippi River, approximately 20 miles from the Geismar complex.

  The following table sets forth the approximate annual capacity with respect to each of the principal manufacturing plants at the Geismar, Louisiana complex and the PVC plant at Illiopolis, Illinois, all of which are owned by the Partnership except as noted.

                                                                 ANNUAL STATED
   PLANTS                                                         CAPACITY**
   ------                                                      -----------------
   Geismar:
     PVC Polymers Products
       PVC Resins............................................. 500,000,000 lbs.
       Acetylene-based VCM.................................... 320,000,000 lbs.
       Ethylene-based VCM..................................... 630,000,000 lbs.
       Acetylene*............................................. 200,000,000 lbs.
     Methanol and Derivatives
       Methanol............................................... 300,000,000 gals.
       Formaldehyde I......................................... 270,000,000 lbs.
       Formaldehyde II........................................ 180,000,000 lbs.
       Formaldehyde III....................................... 190,000,000 lbs.
     Nitrogen Products
       Ammonia................................................     400,000 tons
       Urea...................................................     250,000 tons
   Illiopolis:
     PVC Resins............................................... 380,000,000 lbs.

  The operation of the foregoing plants near full capacity or above is an objective of the Partnership because of the significant integration among such plants and the reduced operating costs per unit of output at full operation.

  The Partnership believes that the facilities are currently in good condition, efficient and highly integrated and are generally in material compliance with applicable existing environmental laws and regulations.
- --------
*50% owned by the Partnership.
**Assumes normal operating conditions, including down-time and maintenance.

  Utilities

  The Geismar complex operates three high thermal efficiency co-generation units providing the site with low cost electricity, steam and high temperature reformer combustion air. Each unit is composed of a natural gas burning turbine/generator unit combined with a steam producing heat recovery system (i.e., the "co-generation" of electricity and steam).

  The co-generation units are designed to provide 100% of the electricity, a significant portion of the steam, and a portion of the reformer combustion air requirements of the Geismar complex at full production levels. These units have electrical outputs of 20, 35 and 35 megawatts. The electricity supplied by the units through a substation owned by Monochem, Inc. ("Monochem"), a corporation of which the Partnership owns 50% of the capital stock, usually exceeds the requirement of the Geismar complex with the excess production being sold to Gulf States Utilities at its "avoided cost" rate. The Partnership's interest in Monochem is subject to certain rights of first refusal and limitations to transfer.

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

Item 3. Legal Proceedings

  Louisiana Groundwater Remediation Settlement Agreement

  In 1985, LDEQ and Borden entered into a settlement agreement (the "Settlement Agreement") that called for the implementation of a long term groundwater and soil remediation program at the Geismar complex to address contaminants, including ethylene dichloride ("EDC"). Also during this time frame, Borden commenced closure of various units identified to have been contributors to the EDC contamination underlying the Geismar complex. Borden and the Partnership have implemented the Settlement Agreement, and have worked in cooperation with the LDEQ to remediate the groundwater and soil contamination. The Settlement Agreement contemplated, among other things, that Borden would install a series of groundwater monitoring and recovery wells, and recovery trench systems. The Partnership believes that it already has sufficiently identified the extent of the groundwater plume. Nevertheless, the Partnership intends to drill and test some additional groundwater wells for the purpose of addressing issues raised by LDEQ concerning whether the extent of the groundwater contamination has been identified. Borden has paid substantially all of the costs to date of the Settlement Agreement. It is unknown how long the remediation program will continue or whether the LDEQ will require the Partnership to incur costs to take further remedial measures in response to data generated by the planned additional groundwater wells. If the LDEQ requires the Partnership to take further remedial measures, the Partnership anticipates that a portion of such costs would be covered by an Environmental Indemnity Agreement. The extent to which any costs for further remedial measures required by LDEQ will be covered by the Environmental Indemnity Agreement will depend, in large part, on whether such remedial measures respond to facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale by Borden of the Geismar and Illiopolis plants to the Partnership.

  Federal Environmental Enforcement Proceeding

  On October 27, 1994, the U.S. DOJ acting at the request of the EPA filed an action against the Operating Partnership, the Partnership, and the General Partner in the United States District Court for the Middle District of Louisiana ("Geismar enforcement proceeding"). The complaint seeks civil penalties for alleged violations of RCRA, CERCLA and the Clean Air Act at the Geismar facility, as well as corrective action at that facility. Prior to the filing of the complaint, the Partnership and DOJ had engaged in settlement discussions. Moreover, the Partnership and the DOJ are currently engaged in settlement discussions.

  The federal government's primary allegations for which it seeks penalties include claims that (i) the Partnership's export to South Africa of a partially depleted mercuric chloride catalyst for recycling violated RCRA; (ii) the Partnership should have applied for a RCRA permit for operation of its valorization of chlorinated residuals ("VCR") unit and related tanks before August 1991; and (iii) the Partnership should have applied for a RCRA permit for the north trench sump at the Geismar complex because such sump allegedly contains hazardous waste. The government's allegations include other claims related to these and other alleged RCRA violations, as well as claims of alleged violations of immediate release reporting requirements under CERCLA and requirements governing particulate matter emissions under the Clean Air Act. The Partnership plans to vigorously defend all of the above allegations.

  During the early 1990's, the Partnership sent partially depleted mercuric chloride catalyst to a facility in South Africa for recovery of the mercury. See "Business--Environmental and Safety Regulations--Export of Partially Depleted Mercuric Chloride Catalyst". In 1993, LDEQ had determined that the catalyst was not a hazardous waste. However, because of a belief by the EPA that the partially depleted catalyst could be a hazardous waste and a reversal of LDEQ's 1993 determination, and pending the outcome of the Geismar enforcement proceeding, the Partnership has ceased exporting the partially depleted mercuric chloride catalyst for recycling and is currently handling it as if it were a hazardous waste. Accordingly, even if a court should determine that the partially depleted catalyst was a hazardous waste when it was exported, the Partnership does not anticipate that it would incur material additional expenditures to continue to manage the partially depleted catalyst as a hazardous waste.

  In 1991, as a protective filing, the Partnership applied for a hazardous waste permit for the VCR unit and related tanks. In January 1994, in response to a petition from the Partnership to LDEQ for a determination that the VCR unit does not require a RCRA permit, LDEQ determined that the VCR unit is subject to RCRA. The Partnership continues to maintain that the VCR unit is not subject to RCRA and has filed appeals of LDEQ's determination in Louisiana State Courts.

  In May 1994, the Partnership filed a Complaint for Declaratory Judgment in the U.S. District Court in Baton Rouge seeking a determination that (i) the partially depleted mercuric chloride catalyst was not a hazardous waste when it was exported for recycling, (ii) the materials entering the VCR unit and related tanks are not hazardous waste and (iii) the north trench sump does not require a RCRA permit.

  If the Partnership is unsuccessful in prosecuting its Declaratory Judgment Action, or in defending itself against the Geismar enforcement proceeding, it could be subject to three types of costs: (i) penalties, (ii) corrective action, and (iii) costs needed to obtain a RCRA permit.

  As to penalties, although the maximum statutory penalties that would apply in a successful enforcement action by the United States would be in excess of $150.0 million, the Partnership believes that, assuming the Partnership is unsuccessful and based on information currently available to it and an analysis of relevant case law and administrative decisions, the more likely amount of any liability for civil penalties would not exceed several million dollars.

  If the Partnership is unsuccessful in either the Declaratory Judgement Action or the Geismar enforcement proceedings, it may also be subject to costs for corrective action. The federal government also can require corrective action for a facility subject to RCRA permit requirements. Corrective action could require the Partnership to conduct investigatory and remedial activities at the Geismar complex concurrently with the groundwater monitoring and remedial program that the Partnership is currently conducting under the Settlement Agreement with LDEQ. The DOJ has advised the Partnership that it intends to seek facility-wide corrective action to address the contamination at the Geismar complex. EPA has indicated that it intends to evaluate the adequacy of the existing groundwater remediation project performed under the Settlement Agreement with LDEQ, and to determine the potential for other areas of contamination on or near the Geismar complex. The cost of any corrective action could be material, depending on the scope of such corrective action. However, the actual cost of a facility-wide corrective action cannot be identified until the EPA provides substantially more information to the Partnership.

  If the Partnership is unsuccessful in either proceeding concerning its challenge to the applicability of the RCRA permit requirements to the VCR unit and related tanks, or the north trench sump, it will have to incur additional permitting costs.

  The Partnership estimates that its costs to complete the permitting process for the VCR unit and related tanks would be approximately $1.0 million. The Partnership believes that the costs for amending its pending RCRA permit application to include the north trench sump would not be material.

  Because of the complex nature of environmental insurance coverage and the rapidly developing case law concerning such coverage, no assurance can be given concerning the extent to which insurance may cover environmental claims against the Partnership. However, insurance generally does not cover penalties or the costs of obtaining permits.

  Emergency Planning and Community Right-to-Know Act Proceeding

  In February 1993, an EPA Administrative Law Judge held that the Illiopolis facility had violated CERCLA and the Emergency Planning and Community Right to Know Act ("EPCRA") by failing to report certain relief valve releases, which occurred between February 1987 and July 1989, that the Partnership believes are exempt from CERCLA and EPCRA reporting. The Partnership's petition for reconsideration was denied, a penalty hearing will be scheduled, and further appeals are possible. Management does not believe that any ultimate penalty arising from this proceeding would have a material adverse effect on the Partnership. The proposed penalty in EPA's administrative complaint initiating this proceeding in 1991 was $1.0 million.

  Borden Environmental Indemnity

  Under the Environmental Indemnity Agreement, subject to certain conditions, Borden has agreed to indemnify the Partnership in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Partnership (the "Transfer Date"). The Partnership is responsible for environmental liabilities arising from facts or circumstances that existed and requirements in effect on or after the Transfer Date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after the Transfer Date, Borden and the Partnership will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the asset in question (to the extent relevant). No claims can be made under the Environmental Indemnity Agreement after November 30, 2002, and no claim can, with certain exceptions, be made with respect to the first $500,000 of liabilities which Borden would otherwise be responsible for thereunder in any year, but such excluded amounts shall not exceed $3.5 million in the aggregate. Excluded amounts under the Environmental Indemnity Agreement have aggregated approximately $2.2 million through December 31, 1994.

  If the United States is successful in requiring the Partnership to perform corrective action at the Geismar facility or the LDEQ requires the Partnership to take further remedial measures in connection with the Settlement Agreement, the Partnership anticipates that a portion of its corrective action costs would be covered by the Environmental Indemnity Agreement. The extent to which any penalties or permit costs that the Partnership may incur as a result of pending environmental proceedings will be subject to the Environmental Indemnity Agreement will depend, in large part, on whether such penalties or costs are attributable to facts or circumstances that existed and requirements in effect prior to the Transfer Date.

  Federal Wastewater Permit

  The Geismar facility has a permit for each of its two wastewater outfalls. The Partnership is challenging conditions in one of those permits. As a result of the government's delay in responding to this challenge, the challenged permit is expiring and the Partnership is applying for a new permit. Depending on the result of that permit application, the Partnership's current permit challenge may be irrelevant.

  Other Legal Proceedings

  The Partnership manufactures, distributes and uses many different chemicals in its business. As a result of its chemical operations, the Partnership is subject to various lawsuits and claims, such as product liability and toxic tort claims, arising in the ordinary course of business and which seek compensation for physical injury, pain and suffering, costs of medical monitoring, property damage, and other alleged harm. New or different claims arising from the Partnership's various chemical operations may be made in the future.

  In addition, the Partnership is subject to various other legal proceedings and claims which arise in the ordinary course of business. The management of the Partnership believes, based upon the information it presently possesses, that the realistic range of liability of these other matters, taking into account its insurance coverage, including its risk retention program and the Environmental Indemnity Agreement with Borden, would not have a material adverse affect on the financial position and results of operations of the Partnership.

Item 4. Submission of Matters to a Vote of Security Holders

  No matter was submitted during the fourth quarter of 1994 to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

  Upon the payment on February 12, 1993 of the 1992 fourth quarter distribution, and effective December 31, 1992, (1) Borden's obligations under certain agreements to ensure minimum quarterly distributions on the Preference Units and the Enhanced Common Units were extinguished, (2) the Support Period, during which the Preference Units and the Enhanced Common Units were entitled to minimum quarterly distributions (or arrears in respect thereof), expired and
(3) all differences between the Preference Units and Enhanced Common Units ceased and all Units became (and now constitute) a single class of Common Units (the "Common Units" or the "Units").

  The high and low sales prices on the New York Stock Exchange for the Common Units on February 10, 1995 were $21 1/8 and $20 5/8, respectively. As of February 10, 1995, there were approximately 6,150 holders of record of Common Units.

  There are currently outstanding 36,750,000 Units. After giving effect to the proposed offering of additional Units (assuming the underwriters' over-allotment option to acquire 600,000 Units is not exercised), there will be outstanding 40,750,000 Units.

  The following tables set forth the 1994 and 1993 quarterly Common Unit data:

                                                         1994 QUARTERS
                                                -------------------------------
                                                 FIRST  SECOND   THIRD  FOURTH
                                                ------- ------- ------- -------
   Cash distribution declared:                  $   .21 $   .65 $  1.02 $  1.64
   Market price range:
     High......................................  13 1/4  15 1/8  25 7/8  26 3/8
     Low.......................................   9 7/8  10 7/8  13 1/4  19 1/4

  The high and low prices for the Common Units during the first quarter of 1995 (through February 10) were $25 1/2 and $20 1/2, respectively.

                                                         1993 QUARTERS
                                                -------------------------------
                                                 FIRST  SECOND   THIRD  FOURTH
                                                ------- ------- ------- -------
   Cash distribution declared:                  $   .30 $   .18 $   .12 $   .18
   Market price range:
     High......................................  17 1/8  16 1/8  12 1/8  11 1/4
     Low.......................................  13 5/8  10 3/4   8 7/8   8 1/4

Item 6. Selected Financial Data

  The following table sets forth selected historical financial information for the Partnership for each of the five years ended December 31, 1994.

                                     1994     1993      1992     1991     1990
                                   -------- --------  -------- -------- --------
                                       (IN THOUSANDS EXCEPT PER UNIT DATA)
   Net revenues..................  $657,752 $433,297  $401,803 $410,005 $420,631
   Net (loss) income.............   146,405   (1,435)   27,085   51,553   45,296
   Net (loss) income per Unit....      3.94     (.04)      .73     1.39     1.22
   Cash distribution declared per
    Unit.........................      3.52      .78      1.59     1.98     1.95
   Total assets..................   542,904  444,304   466,729  507,042  544,204
   Long-term debt................   120,000  150,000   150,000  150,000  150,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW AND OUTLOOK

  The Partnership's revenues are derived from three principal product groups:
(i) PVC Polymers Products, which consist of PVC resins, VCM, the principal feedstock for PVC resins, and acetylene, (ii) Methanol and Derivatives and
(iii) Nitrogen Products, which consist of ammonia and urea.

  The markets for and profitability of the Partnership's products have been, and are likely to continue to be, cyclical. Periods of high demand, high capacity utilization and increasing operating margins tend to result in new plant investment and increased production until supply exceeds demand, followed by periods of declining prices and declining capacity utilization until the cycle is repeated. In addition, markets for the Partnership's products are affected by general economic conditions and a downturn in the economy could have a material adverse affect on the Partnership, including its ability to make distributions to Unitholders and service its debt obligations. The demand for the Partnership's PVC products is primarily dependent on the construction and automotive industries. Methanol demand is also dependent on the construction industry, as well as the demand for MTBE. Demand for the Partnership's Nitrogen Products is dependent primarily on the agricultural industry.

  The principal raw material feedstock for the Partnership's products is natural gas, the price of which has been volatile in recent years. The other principal feedstocks are ethylene and chlorine. Prices for these raw materials may change significantly from year to year. In particular, the price of chlorine increased dramatically from 1992 to 1993.

  The Partnership is currently experiencing strong demand for its PVC Polymers Products, particularly for its rigid and general purpose resins. Increased activity in the construction industry has resulted in increased demand for rigid grade resin for end use in pipe and siding production. The automotive industry requirements have resulted in increased demand for general purpose resins. These industries, however, could be negatively impacted by adverse changes in general economic conditions, causing reduced demand for the Partnership's PVC resins. Further, PVC resin sales prices, which are approaching historically high levels, could decline if a downturn in the economy causes reduced demand for PVC resins, thus creating excess industry capacity. If economic conditions continue their favorable trends, the Partnership anticipates that PVC resin demand will continue to meet or exceed industry production.

  During 1994, due to strength in the construction industry, the Partnership experienced strong demand for methanol and formaldehyde in downstream applications, such as adhesives for plywood and other pressed wood products. Methanol demand has also been affected by the use of MTBE to comply with certain requirements of the Clean Air Act. The Partnership expects continued strong demand for methanol products in 1995, subject to the extent of implementation and enforcement of the Clean Air Act and the substitution of other products for MTBE. Published methanol prices increased from an average of $0.47 per gallon during the fourth quarter of 1993 to an average of $1.45 per gallon during the fourth quarter of 1994. The Partnership believes that its methanol sales prices are likely to decrease through 1995 from current historically high levels but that its sales prices during 1995 are likely to remain at relatively high levels compared with sales prices in the past several years.

  In Nitrogen Products, ammonia selling prices increased significantly during 1994 due primarily to a tighter worldwide supply resulting from restricted production in the former Soviet Union. The decline in non-U.S. production has significantly increased the price of ammonia imported into the U.S., which is a net importer of ammonia, and has allowed domestically produced ammonia to rise significantly in price. In the second half of 1994, urea prices recovered from depressed levels in 1993 and early 1994 when competition from lower cost imports forced domestic prices lower. Increased urea purchases overseas, primarily by India and China, caused global and domestic prices to strengthen. The Partnership expects the foregoing factors to continue in 1995 and, accordingly, expects selling prices and volumes for its Nitrogen Products to remain strong in 1995. However, changes in the market outside of its control could adversely affect this outlook. The countries comprising the former Soviet Union control a large portion of worldwide ammonia production capacity. The unstable economies of these countries could force an increase from their current production levels in order to receive foreign currency, causing an increase in product available for import into the U.S. and resulting in downward pressure on selling prices. In addition, there can be no assurance that urea purchases by foreign countries will continue at current levels.

  The cost of ethylene, the primary feedstock for PVC, has recently been rising. The Partnership believes that its PVC operations have lower exposure to ethylene price increases than many other manufacturers, because the Partnership is able to produce a portion of its PVC raw material, VCM, from acetylene instead of ethylene. Acetylene-based VCM manufacturing accounts for approximately one-third of the Partnership's total VCM production. The primary raw material for acetylene, as well as for methanol and ammonia, is natural gas, thus the costs of these products are affected by changes in natural gas prices which, in 1994, declined 10% from 1993 levels. Natural gas is also the principal raw material for methanol. Chlorine is a feedstock for PVC resins and unit costs have varied significantly on a historical basis, as demonstrated in 1991 when chlorine had a negative value in the market due to an extreme over-supply situation. Recently, chlorine prices decreased from approximately $170 per ton in the first half of 1994 to approximately $145 per ton in December 1994.

  Raw materials costs account for a high percentage of the Partnership's total production costs. The Partnership purchases a major portion of its major raw materials--natural gas, ethylene and chlorine--under market sensitive supply contracts. Generally, prices under these contracts are adjusted on a monthly basis and, although the Partnership generally does not purchase raw materials at spot prices, its operating results are nevertheless subject to short-term fluctuations in raw material market prices. These raw materials are commodities and fluctuate in price due to general economic conditions, seasonal factors and the supply/demand balance at any point in time. Natural gas prices vary primarily due to seasonal changes in residential demand for heating purposes. Ethylene is a derivative of the petroleum refining industry, with ethylene prices tending to follow supply and demand factors of ethylene's derivative products. Chlorine and its by-product caustic soda, a neutralizing agent in numerous manufacturing processes, are both derivatives of brine. Prices for each of these co-products are driven by supply and demand for each of the products themselves, as well as the supply and demand for the co-product such that either product can influence the price of the other. Unit costs for raw materials can vary significantly within short periods. For example, during the 1992 to 1994 period, monthly prices of natural gas varied from $1.24 per million BTU to $2.57 per million BTU primarily due to seasonal variations in demand, monthly prices of ethylene varied from $0.15 per pound to $0.265 per pound primarily due to variations in petroleum prices, and chlorine varied from negative values in early 1992, resulting from an extreme oversupply of chlorine due to a significant increase in demand for caustic soda, to a high of $170 per ton in the first half of 1994. These fluctuations limit the ability to accurately forecast future raw material costs.

RESULTS OF OPERATIONS

  The following table sets forth the dollar amount of revenues and the percentage of total revenues for each of the principal product groups of the Partnership (in thousands):

                                           1994          1993          1992
                                       ------------- ------------- -------------
   PVC Polymers Products.............. $347,122  53% $261,342  60% $247,209  61%
   Methanol and Derivatives...........  236,032  36   119,779  28   100,002  25
   Nitrogen Products..................   74,598  11    52,176  12    54,592  14
                                       -------- ---- -------- ---- -------- ----
     Total Revenues................... $657,752 100% $433,297 100% $401,803 100%
                                       ======== ==== ======== ==== ======== ====

  Following are indices of relative average selling prices per unit of product sold per period for the three principal product groups and relative average raw material costs per unit purchased per period for the principal raw materials (using 1985 as base year with index values of 100). The price indices in the table reflect changes in the mix and volume of individual products sold as well as changes in selling prices.

                                                                  1994 1993 1992
                                                                  ---- ---- ----
   Average Price Received per Unit Sold:
     PVC Polymers Products....................................... 124  106   99
     Methanol and Derivatives.................................... 166   94   88
     Nitrogen Products........................................... 120   85   82
   Average Raw Material Costs per Unit Purchased:
     Natural Gas.................................................  79   88   74
     Ethylene.................................................... 137  115  116
     Chlorine.................................................... 116   83    7

1994 COMPARED TO 1993

 Total Revenues

  Total revenues for 1994 increased $224.5 million or 51.8% to $657.8 million from $433.3 million in 1993. This increase was the result of an $85.8 million increase in PVC Polymers Products revenues, a $116.3 million increase in Methanol and Derivatives revenues and a $22.4 million increase in Nitrogen Products revenues.

  Total revenues for PVC Polymers Products increased 32.8% as a result of a 17% increase in selling prices and a 14% increase in sales volumes. These increases were due to increased demand for PVC resins resulting from strength in the construction and automotive industries, as well as other industries.

  Total revenues for Methanol and Derivatives increased 97.1% as a result of a 76% increase in selling prices and a 12% increase in sales volumes. These increases were due to the worldwide tightness in the methanol market resulting from limited growth in methanol supply and industry consolidations in recent years and increased demand for methanol and formaldehyde in downstream applications such as MTBE and adhesives.

  Total revenues for Nitrogen Products increased 43.0% as a result of a 40% increase in selling prices and a 2% increase in sales volumes. Ammonia selling prices increased significantly fueled primarily by strong domestic demand and the worldwide tightness in the ammonia market. Urea volumes and selling prices showed modest improvements.

 Cost of Goods Sold

  Total cost of goods sold increased 12.2% to $446.2 million in 1994 from $397.8 million in 1993. The increase was a result of the increased volumes discussed above and an aggregate raw material cost increase of approximately 4% comprised of significant unit cost increases for chlorine and ethylene offset by reduced natural gas costs. Expressed as a percentage of total revenues, cost of good sold decreased to 68% of total revenues in 1994 from 92% in 1993, resulting in greatly improved gross margins and net income for the Partnership.

  Gross margins for PVC Polymers Products increased 182% as a result of the improved selling prices and volumes discussed above, offset by substantially higher chlorine and ethylene costs.

  Gross margins for Methanol and Derivatives increased 552% as a result of the increased volumes and significantly higher selling prices discussed above, combined with reduced natural gas costs.

  Gross margins for Nitrogen Products improved from a slightly negative position in 1993 to a profitable position in 1994 on the strength of the ammonia selling price increases and reduced natural gas costs discussed above.

 Incentive Distribution to General Partner

  An incentive distribution to the General Partner of $20.6 million was generated in 1994 as a result of the second, third and fourth quarter cash distributions to Unitholders of $0.65, $1.02 and $1.64 per Unit, respectively, exceeding the Target Distribution. The quarterly distributions generated in 1993 did not exceed the Target Distribution, resulting in no incentive distribution to the General Partner.

 Other (Income) and Expense, Including Minority Interest

  The net expense for 1994 was $7.1 million compared to $1.6 million in 1993. This increase was primarily due to a $4.0 million provision established in the third quarter 1994 for potential expenses related to environmental matters. See "Legal Proceedings" and Note 7 to the Financial Statements. The increase was also partially due to the increase in the minority interest in consolidated subsidiary due to the subsidiary's improved operating performance.

 Net Income (Loss)

  Net income was $146.4 million compared to a net loss of $1.4 million in 1993. As discussed above, the primary reasons for the improved operating performance were significant selling price increases in all product lines and volume improvements in PVC resins and methanol, partially offset by increased raw material costs.

1993 COMPARED TO 1992

 Total Revenues

  Total revenues for 1993 increased $31.5 million or 7.8% to $433.3 million in 1993 from $401.8 million in 1992. This increase was the net result of a $14.1 million increase in revenues from PVC Polymers Products, a $19.8 million increase in Methanol and Derivatives revenues and a $2.4 million decrease in Nitrogen Products revenues.

  Total revenues for PVC Polymers Products increased 5.7% as a result of an 8% increase in selling prices offset in part by a 2% decrease in sales volumes. PVC producers, including the Partnership, increased PVC selling prices in 1993 in an attempt to pass on some of the increased costs associated with chlorine.

  Total revenues for Methanol and Derivatives increased 19.8% as a result of an 8% increase in selling prices and an 11% increase in sales volumes. The increased volume was achieved through production capacity increases that came on-stream in 1993 that allowed the Partnership to meet increased winter demand for MTBE, as well as increased general industry demand.

  Total revenues for Nitrogen Products decreased 4.4% as a result of a 4% increase in selling prices offset by an 8% decrease in sales volumes. Generally weak market conditions led to reduced volumes for ammonia and urea, offset partially by slightly higher ammonia selling prices from low 1992 levels.

 Cost of Goods Sold

  Total cost of goods sold increased 17.7% to $397.8 million in 1993 from $338.0 million in 1992. The increase resulted almost entirely from an aggregate raw material cost increase of approximately 32% comprised of substantially higher unit costs for natural gas and a dramatic unit cost increase for chlorine, with ethylene costs remaining comparable to 1992. As a percentage of total revenues, cost of goods sold increased to 92% of revenues in 1993 from 84% in 1992, resulting in reduced gross margins and a net loss for the Partnership.

  Gross margins for PVC Polymers Products decreased 54% as a result of the significant increase in chlorine costs resulting primarily from a significant decrease in demand for caustic soda which, as described above under "Overview and Outlook", is a co-product of chlorine. Consequently, chlorine supplies were significantly reduced, resulting in the increase in chlorine costs. This increase in chlorine costs could not be fully recovered in product pricing due to strong industry-wide competition.

  Gross margins for Methanol and Derivatives decreased 7.7% from 1992. While sales volumes and selling prices improved, it was not sufficient to offset substantially higher natural gas costs.

  Gross margins for Nitrogen Products declined to a moderate loss in 1993 from near break-even in 1992. The increased ammonia selling price did not offset the negative impact of reduced volumes and higher raw material costs.

 Incentive Distribution to General Partner

  No incentive distribution to the General Partner was generated in 1993 as no quarterly cash distribution to Unitholders exceeded the Target Distribution. In 1992, incentive distributions to the General Partner aggregating $2.1 million were generated in the first and second quarters, but no incentive distributions were generated in the third or fourth quarter.

 Other (Income) Expense, net

  Other (income) and expense increased to $1.6 million in 1993 from $0.1 million in 1992 resulting from decreased interest income earned on reduced cash balances during 1993 and from the amortization of the transition obligation related to the 1993 adoption of SFAS No. 106 "Employers' Accounting for Post-retirement Benefits Other Than Pensions."

 Net Income (Loss)

  The Partnership incurred a net loss of $1.4 million in 1993 compared to net income of $27.1 million in 1992. As discussed above, the primary reason for the net loss in 1993 was increased raw material costs, including a dramatic increase in unit costs for chlorine and substantially higher unit costs for natural gas, partially offset by slightly higher selling prices in all three principal product groups of the Partnership.

INFLATION

  Both inflation and deflation can cause fluctuations in annual earnings of the Partnership. Inflation and deflation can cause variations in the costs of raw materials and in the demand for, and prices of, commodity chemicals. Margins can fluctuate because costs of raw materials and selling prices of commodity chemicals may not increase or decrease at the same rates or in the same direction during the same periods.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows from Operations. Cash provided by operations increased to $164.2 million for 1994, as compared to $38.5 million for 1993. The increase was primarily attributable to an increase in net income and increased accruals for the incentive distribution payable and other liabilities. Operating cash flows were negatively affected by an increase of $54.4 million in receivables. Cash provided by operations for the year ended December 31, 1993 decreased to $38.5 million, as compared to $63.9 million for the prior year. The decrease was primarily attributable to a decrease in net income, an increase in receivables and an increase in inventories, partially offset by an increase in payables.

  Cash Flows from Investing Activities. Capital expenditures for 1994 totaled $22.6 million, $6.8 million of which related to completion of the urea granulation and expansion project and other discretionary capital projects and $15.8 million of which related to non-discretionary projects, and environmental and safety related projects. Non-discretionary capital expenditures vary from year to year with normal equipment renovation requirements.

  Capital expenditures for 1993 totaled $15.0 million. This amount included $5.9 million for the expansion of facilities (such as the new urea granulation and expansion project) and for other discretionary capital improvements. Non-discretionary capital expenditures totaled $9.1 million for 1993, which amount included a large number of relatively small projects. During 1993, capital expenditures were primarily related to the urea granulation and expansion project, the ethylene-based VCM plant environmental project, and waste treatment upgrades.

  Cash Flows from Financing Activities. The Partnership makes quarterly distributions to Unitholders and the General Partner of 100% of its Available Cash. Available Cash means generally, with respect to any quarter, the sum of all cash receipts of the Partnership plus net reductions to reserves established in prior quarters, less all of its cash disbursements and net additions to reserves in such quarter. The General Partner may establish reserves to provide for the proper conduct of the Partnership's business, to stabilize distributions of cash to Unitholders and the General Partner and as necessary to comply with the terms of any agreement or obligation of the Partnership.

  Cash distributions of $76.6 million were made during 1994 compared to $33.8 million in 1993. During the quarters of 1994, the Partnership generated, respectively, $0.21, $0.65, $1.02 and $1.64 of Available Cash per Unit which amounts were distributed in the following quarters. See "Market for the Registrant's Common Equity and Related Stockholder Matters". Cash distributions with respect to interim periods are not necessarily indicative of cash distributions with respect to a full year. Moreover, due to the cyclical nature of the Partnership's business, past cash distributions are not necessarily indicative of future cash distributions.

  As discussed under Item 1 "Business" herein, there are various seasonality factors affecting results of operations and, therefore, cash distributions. In addition, the amount of Available Cash constituting Cash from Operations for any period does not necessarily correlate directly with net income for such period because various items and transactions affect net income and Available Cash constituting Cash from Operations differently. For example, depreciation reduces net income but does not affect Available Cash constituting Cash from Operations, while changes in working capital items (including receivables, inventories, accounts payable and other items) generally do not affect net income but do affect such Available Cash. Moreover, as provided for in the Partnership Agreements with respect to the Partnership and the Operating Partnership, certain reserves may be established which affect Available Cash constituting Cash from Operations but do not affect cash balances in financial statements. Such reserves have generally been used to set cash aside for interest payments, capital expenditures and other accrued items.

 Proposed Acquisition and Financing

  As described in "Business--General", the Operating Partnership entered into an agreement to purchase the Addis Assets for $104.3 million, subject to certain customary post closing adjustments.

  Concurrent with, and conditioned upon, the closing of the acquisition, the Partnership intends to offer up to 4.0 million additional Units (excluding an over-allotment option for 600,000 additional Units). The net proceeds of this offering will be used to fund a portion of the purchase price of the Addis Assets.

  Concurrent with, and conditioned upon, the closing of both the acquisition and the Units offering, the Operating Partnership intends to offer up to $175.0 million principal amount of Senior Notes. The net proceeds from this offering will be used to prepay the currently outstanding $150.0 million principal amount of the Notes. The remaining net proceeds will be used to fund a portion of the purchase price of the Addis Assets. Depending on prevailing market conditions and other factors, the Operating Partnership may offer Senior Notes in an aggregate principal amount greater or lesser than $175.0 million. In the event that the net proceeds of the Units offering and Senior Notes offering available for payment of the purchase price of the Addis Assets are less than such purchase price or the Senior Notes offering is postponed or not consummated, short-term borrowings, cash on hand or a combination thereof will be used to fund the portion of the purchase price of the acquisition not funded by the Units offering. In the event that the acquisition of the Addis Assets or the Senior Notes offering is not consummated, the Operating Partnership may, but has not determined that it will, refinance the Notes through a public offering or private placement of new notes. The Units offering and the Senior Notes offering will only be made by means of separate prospectuses.

 Liquidity

  The Partnership expects to satisfy its cash requirements, including the requirements of the Addis Facility, through internally generated cash and borrowings. The Operating Partnership has a short-term unsecured working capital facility of up to $20.0 million under a revolving credit agreement to support working capital requirements. Borrowings under the working capital facility bear interest at rates fixed at the time of each borrowing. There were no significant borrowings under the working capital facility at any time during 1994, 1993 or 1992. The Partnership intends, in connection with the acquisition of the Addis Facility, to either expand its existing working capital facility by approximately $20.0 million or implement an additional working capital facility in the amount of approximately $20.0 million.

  Beginning in November 1995, the $150.0 million principal amount of Notes is mandatorily redeemable in principal amounts of $30.0 million per year for the years 1995 through 1999. The Partnership intends to use the net proceeds from the sale of the Senior Notes to prepay the Notes.

 Capital Expenditures

  The Partnership currently believes that the level of annual base capital expenditures over the next several years will be in the range of $20 to $25 million per year. Total capital expenditures for 1994 are approximately $22.6 million. Total capital expenditures for 1995 are anticipated to be approximately $42 to $46 million, $20 to $25 million of which will be used for annual base capital expenditures and the balance of which will be used primarily for an approved 30 million gallon methanol expansion and a proposed expansion of the Addis Facility. Future capital expenditures would vary substantially if the Partnership is required to undertake corrective action or incur other environmental compliance costs in connection with the proceedings discussed under Item 3 "Legal Proceedings". No assurance can be given that greater capital expenditures will not be required.

 Environmental Expenditures

  Annual environmental capital expenditures for 1992 to 1994 ranged from $1.3 to $4.7 million. Environmental capital expenditures for 1994 were approximately $1.7 million. These amounts did not vary significantly from amounts budgeted by the Partnership. The 1995 budget for environmental capital expenditures is approximately $4.0 million, and is included in the total capital expenditures budget of $42 to $46 million discussed above. No assurance can be given that greater capital environmental expenditures will not be required. See "Business--Environmental and Safety Regulations" and "Legal Proceedings".

  Annual non-capital environmental expenditures for 1992 to 1994 ranged from $18.7 to $22.6 million. These amounts did not vary significantly from amounts budgeted by the Partnership. In connection with potential environmental matters, an additional provision of $4.0 million was reflected in the operating results in 1994 (see Item 3 "Legal Proceedings"). The 1995 budget for non-capital environmental expenditures is approximately $18 million. The Partnership's actual level of spending would vary substantially if the Partnership is required to undertake corrective action or incur other environmental compliance costs in connection with the proceedings discussed under Item 3 "Legal Proceedings". No assurance can be given that greater non-capital environmental expenditures will not be required. See "Business--Environmental and Safety Regulations" and "Legal Proceedings".

Item 8. Financial Statements and Supplementary Data

                                                                     SEQUENTIAL
                     INDEX TO FINANCIAL STATEMENTS                      PAGE
                     -----------------------------                   ----------
   Report of Independent Accountants................................      38
   Consolidated Statements of Operations for the years ended
    December 31, 1994, 1993 and 1992................................      39
   Consolidated Statements of Cash Flows for the years ended
    December 31, 1994, 1993 and 1992................................      40
   Consolidated Balance Sheets as of December 31, 1994 and 1993.....      41
   Consolidated Statements of Changes in Partners' Capital for the
    years ended December 31, 1994, 1993 and 1992....................      42
   Notes to Consolidated Financial Statements.......................   43-47

  Selected Quarterly Financial Data (Unaudited)
  (in thousands except per Unit data)

                                                     1994 QUARTERS
                                          -------------------------------------
                                           FIRST    SECOND    THIRD     FOURTH
                                          -------- --------  --------  --------
      Revenues........................... $118,981 $149,671  $169,481  $219,619
      Gross Profits......................   12,076   37,934    61,998    99,628
      Net Income.........................    3,628   25,264    40,646    76,867
      Net Income per Unit................     0.10     0.68      1.09      2.07
                                                     1993 QUARTERS
                                          -------------------------------------
                                           FIRST    SECOND    THIRD     FOURTH
                                          -------- --------  --------  --------
      Revenues........................... $ 90,604 $105,971  $111,001  $125,721
      Gross Profits......................    8,615    4,335     7,739    14,837
      Net Income (Loss)..................      266   (4,855)   (1,471)    4,625
      Net Income (Loss) per Unit.........     0.01    (0.13)    (0.04)     0.12

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  No Form 8-K was issued by the Partnership for the two most recent years ended December 31, 1994 reporting a change in or disagreement with accountants.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

  The Partnership is a limited partnership (of which BCPM is the sole general partner) and has no directors, officers or employees. The Operating Partnership is a limited partnership (of which BCPM is the sole general partner and the Partnership is the sole limited partner) and has no directors, officers or employees. The directors, officers and employees of the General Partner (together with employees of Borden providing support to or performing services for BCPM) perform management and non-supervisory functions for the Partnership and the Operating Partnership.

  Management Organization--Joseph M. Saggese is Chairman, President and Chief Executive Officer of BCPM. He is also an Executive Vice President of Borden and President of the PIP Division. John L. Russ III and Wayne P. Leonard, who report directly to Mr. Saggese, are responsible for Partnership marketing and manufacturing operations, respectively.

  Independent Committee--BCPM is required to maintain an Independent Committee of its Board of Directors, which is composed of three directors, each of whom is neither an officer, employee or director of Borden nor an officer or employee of BCPM. Certain actions require special approval ("Special Approval") from the Independent Committee. Such actions include an expansion of the scope of business of the Partnership or the Operating Partnership. The members of the Independent Committee are Edward H. Jennings, George W. Koch and Daniel M. Galbreath.

  As sole stockholder of BCPM, Borden elects directors of BCPM on an annual basis. Set forth below is certain information concerning the directors and executive officers of BCPM.

                                                                    SERVED IN
                                                            AGE ON   PRESENT
                                  POSITION AND OFFICE      DEC. 31, POSITION
           NAME                  WITH GENERAL PARTNER        1994     SINCE
           ----                  --------------------      -------- ---------
     Joseph M. Saggese   Director, Chairman, President
                          and
                          Chief Executive Officer            63       1990
     Daniel M. Galbreath Director                            66       1987
     Edward H. Jennings  Director                            57       1989
    *David A. Kelly      Director, Treasurer and Princi-
                          pal
                          Financial Officer                  56       1987
     George W. Koch      Director                            68       1987
     Joan V. Stapleton   Director and Vice President--
                          Strategy                           49       1987
     Ronald B. Wiles     Director                            56       1990
     Wayne P. Leonard    Vice President--Operations          53       1987
     John L. Russ III    Vice President--
                          Sales and Marketing                54       1987
     James O. Stevning   Controller and Principal Ac-
                          counting
                          Officer                            35       1994
   **Lawrence L. Dieker  Vice President, Secretary, and
                          General Counsel                    56       1987

- --------
 * Mr. Kelly was elected a director effective March 1, 1994.
** Mr. Dieker was elected Vice President and General Counsel effective January
   25, 1995.

  Joseph M. Saggese has been Chairman of the Board of Directors, President and Chief Executive Officer of BCPM since July 1990. He is also Executive Vice President of Borden, a position he has held since 1990, and is and has been since 1990 President of the PIP Division and its predecessor divisions (collectively with the PIP Division the "Chemicals Division"). From January 1989 to August 1990 he served as Senior Group Vice President of the Chemicals Division. He served as a Senior Vice President of the Chemicals Division from October 1985 to January 1989.

  Daniel M. Galbreath is a director of BCPM. He is Chairman of the Board and CEO of The Galbreath Company, a position he has held since 1979. The Galbreath Company is a national full-service real estate business. Mr. Galbreath is also a director of Churchill Downs, Incorporated, the owner and operator of thoroughbred racetracks.

  Edward H. Jennings is a director of BCPM. He is also a professor and President Emeritus of The Ohio State University. He served as president of The Ohio State University from 1981 to 1990. Mr. Jennings is also a director of Super Foods, Inc., a wholesale grocer, Lancaster Colony, Inc., a manufacturer and marketer of food, automotive and glass products, and Hymedia, Inc., a medical products company.

  David A. Kelly is a director, Treasurer and Principal Financial Officer of BCPM. He is also Vice President and Treasurer of Borden, a position he has held since 1980.

  George W. Koch is a director of BCPM. He is Of Counsel in the law firm of Kirkpatrick & Lockhart since January 1992. Prior to that he was a partner of Kirkpatrick & Lockhart since April 1990. From 1966 to April 1990, he was President and Chief Executive Officer of the Grocery Manufacturers of American, Inc., a non-profit organization of the leading grocery manufacturers in the United States. Mr. Koch is also a director of McCormick & Co., a food products company.

  Joan V. Stapleton is a director and a Vice President of BCPM. She is also Vice President of the Chemicals Division, a position she has held since 1983. She has served in other capacities with the Chemicals Division since 1972, including assistant controller, manager of business planning/commercial development, and director of planning and development.

  Ronald B. Wiles is a director of BCPM. He is also Controller of the Chemicals Division, a position he has held since July 1, 1990. Prior to that time, he held various Group Controller positions for the Chemicals Division.

  Lawrence L. Dieker is a Vice President, General Counsel and Secretary of BCPM. He is also a Vice President and General Counsel of the PIP Division, a position he has held since January 1995. He was previously Assistant General Counsel of Borden, a position he held from 1982 to January 1995.

  Wayne P. Leonard is a Vice President of BCPM. From 1984 to 1987, he was Director of Manufacturing, Basic Chemicals Unit of the Chemicals Division. Prior thereto, he was manager of the vinyl products sector of the Basic Chemicals Unit of the Chemicals Division. He has served in the chemical business thirty years and at all such times he has worked at the Geismar complex.

  John L. Russ III is a Vice President of BCPM. From 1986 to 1987, he was General manager, Thermoplastics Units and Petrochemical Chemicals Division. He joined Borden in 1982 as director of sales and marketing for the Thermoplastics Unit of the Chemicals Division. He has served in the PVC resin business in sales and marketing capacities for over thirty years.

  James O. Stevning has been Controller and Principal Accounting Officer of BCPM since March 1994. He is also Group Controller of the Company, a position he has held since April 1992. Prior to that he was Assistant Controller of the Chemicals Division.

Item 11. Executive Compensation

  The Partnership and the Operating Partnership have no directors or officers and rely on BCPM for their management. The directors and officers of BCPM receive no direct compensation from the Partnership or the Operating Partnership for services to the Partnership or the Operating Partnership. The Partnership and the Operating Partnership reimburse Borden and BCPM for all direct and indirect costs incurred in managing the Partnership and the Operating Partnership.

  The Board of Directors of the General Partner recently approved in principle the adoption by the General Partner of an employee incentive plan for management and employees of the General Partner (and employees of Borden providing support to or performing services for the General Partner). The plan is intended to provide incentives to the management and employees of the General Partner (and such employees of Borden) to enhance the financial performance of the Partnership or the market value of the Units or both. Rewards will be made under the plan on the basis of or in relation to services performed, directly or indirectly, for the benefit of the Partnership and on the basis of the financial performance of the Partnership or the market value of the Units or both. Rewards will be made under the plan on the basis of or in relation to services performed, directly or indirectly, for the benefit of the Partnership and on the basis of the financial performance of the Partnership or the market value of the Units or both. The benefits to be provided under the plan may be in addition to, and not in lieu of, the benefit provided to management and employees of the General Partner (and such employees of Borden) under existing plans or employee benefit arrangements. The plan may involve the grant by the Partnership of Units, restricted Units or options to purchase Units, the provision by the General Partner of cash bonuses or some combination thereof. It is expected that all Units under the plan would be made available through open market purchases. The General Partner will be reimbursed by the Partnership for all payments made or expenses incurred by the General Partner under the plan. As currently approved, the maximum amount of additional Units that could be available under the plan would be 1 1/2% of the outstanding Units and, if the plan involves payments by the Partnership, the maximum amount payable by the Partnership during any year would be 1 1/2% of the Available Cash distributed to Unitholders with respect to such year (together with authorized but unutilized amounts for any prior years). The final terms of the plan may be different from the terms indicated herein (including in respect of maximum amounts of Units or payments).

  During 1994 the three independent directors of BCPM received a retainer of $15,000 per year plus a fee of $1,000 for each BCPM Board meeting attended. The Board functions in part through its Independent and Audit Committees. The three non-employee members of each of these committees are paid a meeting fee of $700 for each committee meeting attended. The committee chairman is also paid an additional $100 for each committee meeting attended in that capacity. During 1994, the Board met 11 times, and the Independent and Audit Committees met jointly ten times.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  To the knowledge of BCPM, no person is the beneficial owner of more than five percent of the Partnership's Units. As of February 10, 1995 the beneficial ownership of Common Units by all directors and executive officers of BCPM as a group was 43,175 Units, which represents less than one percent of the total Units outstanding.

Item 13. Certain Relationships and Related Transactions

  The Partnership is managed by BCPM pursuant to the Partnership Agreement. The Partnership Agreement provides for reimbursement of certain costs of managing the Partnership. These costs include compensation and benefits payable to officers and employees of BCPM (and employees of Borden providing support to or performing services for BCPM), payroll taxes, general and administrative costs and legal and professional fees. Note 3 of Notes to Consolidated Financial Statements of the Partnership contained on page 41 of this Form 10-K Annual Report contains information regarding relationships and related transactions.

  Mr. Daniel M. Galbreath, a director of BCPM, is President of The Galbreath Company which is the Management and Leasing Agent for the owners of an office building in Columbus, Ohio which is used by Borden and BCPM as executive and administrative offices. The Partnership believes that the terms of the current lease are, and that any extension or renewal thereof will be, on terms no less favorable to Borden and BCPM than if such premises were leased from any other independent third party.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) 1. Financial Statements

   a. The Consolidated Financial Statements, together with the report thereon of Price Waterhouse LLP dated January 24, 1995 are contained on pages 38 through 47 of this Form 10-K Annual Report.

   2. Financial Statement Schedules

   a. The following additional financial data should be read in conjunction with the Consolidated Financial Statements of the Partnership contained on pages 38 through 47 of this Form 10-K Annual Report. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                                                                    SEQUENTIAL
                        ADDITIONAL FINANCIAL DATA                      PAGE
                        -------------------------                   ----------
      Report of Independent Accountants on Financial Statement
       Schedules...................................................     48
      Property and Equipment (Schedule V)..........................     49
      Accumulated Depreciation of Property and Equipment (Schedule
       VI).........................................................     50

  3. Exhibits


     2.1(/6/)(/7/) Asset Transfer Agreement dated as of August 12, 1994 and amended as of January 10, 1995, between the
                   Operating Partnership and Occidental Chemical
                   Corporation, and the forms of VCM Supply Agreement and
                   PVC Tolling Agreement annexed thereto
     3.1(/2/)      Certificate of Incorporation of BCPM
     3.1.1(/2/)    Certificate of Amendment to Certificate of
                   Incorporation of BCPM
     3.2(/2/)      By-Laws of BCPM
     3.3(/1/)      Amended and Restated Certificate of Limited
                   Partnership of the Partnership
     3.4(/1/)      Amended and Restated Certificate of Limited
                   Partnership of the Operating Partnership
     3.5(/1/)      Amended and Restated Agreement of Limited Partnership
                   of the Partnership dated as of December 15, 1988
     3.6(/3/)      Amended and Restated Agreement of Limited Partnership
                   of the Operating Partnership, dated as of November 30,
                   1987
     4.1(/6/)      Form of Depositary Receipt for Common Units
     10.1(/6/)     Second Amended and Restated Deposit Agreement, dated
                   February 16, 1993 among Borden Chemicals and Plastics
                   Limited Partnership, Society National Bank, Borden,
                   Inc. and BCP Management, Inc.
     10.2(/3/)     Conveyance and Transfer Agreement, dated as of
                   November 30, 1987, among Borden, BCPM, Borden
                   Delaware, the Operating Partnership and the
                   Partnership
     10.3(/3/)     Note Agreement, dated as of November 20, 1987, among
                   the Operating Partnership and Metropolitan Life
                   Insurance Company ("Metropolitan Life"), Metropolitan
                   Insurance and Annuity Company ("Metropolitan Annuity")
                   and the Prudential Insurance Company of America
                   ("Prudential")
     10.3.1        Prepayment Terms Agreement dated as of December 15,
                   1994, among the Operating Partnership, Borden,
                   Metropolitan Life, Metropolitan Annuity and Prudential
     10.3.2        Notes Prepayment Agreement dated as of December 15,
                   1994, between the Operating Partnership and Borden

- --------
See page 36 for footnote explanations.


     10.4(/3/)    Revolving Credit Agreement, dated as of November 20,
                  1987, between the Operating Partnership and Wachovia
                  Bank and Trust Company, N.A.
     10.5(/3/)    Service Agreement, dated as of November 30, 1987,
                  between Borden and the Operating Partnership
     10.6(/3/)    Intercompany Agreement, dated as of November 30, 1987,
                  among Borden, BCPM, the Partnership and the Operating
                  Partnership
     10.7(/1/)    Borden and BCPM Covenant Agreement, dated as of
                  December 15, 1988, among Borden and the Partnership
     10.8(/1/)    Ethylene Dichloride/Vinyl Chloride Monomer Tolling
                  Agreement, dated as of July 19, 1988, between the
                  Operating Partnership and Vulcan Chemicals, a division
                  of Vulcan Materials Company
     10.9(/3/)    PVC Purchase Agreement, dated as of November 30, 1987,
                  between Borden and the Operating Partnership
     10.9.1(/1/)  Amendment Agreement No. 1 to PVC Purchase Agreement,
                  dated as of December 15, 1988, between Borden and the
                  Operating Partnership
     10.10(/3/)   Ammonia Purchase Agreement, dated as of November 30,
                  1987, between Borden and the Operating Partnership
     10.10.1(/1/) Amendment Agreement No. 1 to Ammonia Purchase
                  Agreement, dated as of December 15, 1988, between
                  Borden and the Operating Partnership
     10.11(/3/)   Urea Purchase Agreement, dated as of November 30, 1987,
                  between Borden and the Operating Partnership
     10.12(/3/)   Methanol Purchase Agreement, dated as of November 30,
                  1987, between Borden and the Operating Partnership
     10.12.1(/1/) Amendment Agreement No. 1 to Methanol Purchase
                  Agreement, dated as of December 15, 1988, between
                  Borden and the Operating Partnership
     10.13(/3/)   Formaldehyde Processing Agreement, dated as of November
                  30, 1987, between Borden and the Operating Partnership
     10.13.1(/1/) Amendment Agreement No. 1 to Formaldehyde Processing
                  Agreement, dated as of December 15, 1988 between Borden
                  and the Operating Partnership
     10.14(/3/)   Urea-Formaldehyde Concentrate Processing Agreement,
                  dated as of November 30, 1987, between Borden and the
                  Operating Partnership
     10.14.1(/1/) Amendment Agreement No. 1 to Urea-Formaldehyde
                  Concentrate Processing Agreement, dated as of December
                  15, 1988, between Borden and the Operating Partnership
     10.15(/3/)   Use of Name and Trademark License Agreement, dated as
                  of November 30, 1987, among Borden, the Partnership and
                  the Operating Partnership
     10.16(/3/)   Patent and Know-How Agreement, dated November 30, 1987,
                  among Borden, the Partnership and the Operating
                  Partnership
     10.17(/3/)   Environmental Indemnity Agreement, dated as of November
                  30, 1987, among the Partnership, the Operating
                  Partnership and Borden
     10.18(/3/)   Lease Agreement, dated as of November 30, 1987, between
                  the Operating Partnership and Borden
     10.19(/2/)   Indenture, dated as of June 1, 1962, among Monochem,
                  Inc., Borden and Uniroyal Chemical Company, Inc. (as
                  successor to Uniroyal Inc., which was a successor to
                  United States Rubber Company)

- --------
See page 36 for footnote explanations.


     10.20(/2/) Amendment to Indenture, dated as of December 30, 1981, among Monochem, Inc., Borden and Uniroyal Chemical
                Company, Inc. (as successor to Uniroyal, Inc.)
     10.21(/2/) Restructuring Agreement, dated as of December 9, 1980, among Borden, Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.) and Monochem, Inc.
     10.22(/2/) Amendment to Restructuring Agreement, dated as of
                December 31, 1981, among Borden, Uniroyal Chemical
                Company, Inc. (as successor to Uniroyal, Inc.) and
                Monochem, Inc.
     10.23(/2/) Restated Basic Agreement, dated as of January 1, 1982, between Borden and Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.)
     10.24(/2/) Restated Operating Agreement, dated as of January 1,
                1982, among Borden, Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.) and Monochem, Inc.
     10.25(/2/) Restated Agreement to Amend Operating Agreement, dated as of January 1, 1983, among Borden, Uniroyal Chemical
                Company, Inc. (as successor to Uniroyal, Inc.) and
                Monochem, Inc.
     10.26(/2/) Operating Agreement for Oxygen and Acetylene Plants,
                dated April 1, 1982, between Borden and BASF Wyandotte
                Corporation (subsequently named BASF Corporation)
                ("BASF")
     10.27(/2/) Amendment to Operating Agreement for Oxygen and Acetylene
                Plants, dated August 22, 1984, between Borden and BASF
     10.28(/2/) Second Amendment to Operating Agreement for Oxygen and
                Acetylene Plants, dated December 14, 1984, between Borden and BASF
     10.29(/2/) Third Amendment to Operating Agreement for Oxygen and
                Acetylene Plants, dated as of October 2, 1985, between
                Borden and BASF
     10.30(/2/) Fourth Amendment to Operating Agreement, dated August 25,
                1987, between Borden and BASF
     10.31(/2/) Fifth Amendment to Operating Agreement, dated November
                10, 1987, between Borden and BASF
     10.32(/1/) Sixth Amendment to Operating Agreement, dated February
                11, 1988, between the Operating Partnership and BASF
     10.33(/2/) Third Purchase Agreement, dated August 25, 1987, between
                Borden and BASF
     10.34(/2/) Operating Agreement, dated December 14, 1984 among
                Borden, BASF, Liquid Air Corporation ("LAC") and LAI
                Properties, Inc. ("LAI")
     10.35(/2/) Amendment No. 1 to Operating Agreement, dated October 2,
                1985, among Borden, BASF, LAC and LAI
     10.36(/1/) Amendment No. 2 to the Operating Agreement, dated
                February 11, 1988, among Borden, the Operating
                Partnership, BASF, LAC and LAI
     10.37(/2/) Second Operating Agreement, dated October 2, 1985, among
                Borden, BASF, LAC and LAI
     10.38(/1/) Restated Second Operating Agreement, dated February 11,
                1988 among Borden, the Operating Partnership, BASF, LAC and LAI
     10.39(/1/) Acetylene Sales Agreement No. 1, dated February 11, 1988, between the Operating Partnership and BASF
     10.40(/1/) Acetylene Sales Agreement No. 2, dated February 11, 1988, between the Operating Partnership and BASF

- --------
See page 36 for footnote explanations.


     10.41(/3/) Railroad Car Master Sublease Agreement, dated as of
                November 30, 1987, between Borden and the Operating
                Partnership, relating to ACF Industries, Incorporated
                Master Service Contract
     10.42(/3/) Railroad Car Master Sublease Agreement, dated as of
                November 30, 1987, between Borden and the Operating
                Partnership, relating to Pullman Leasing Company Lease of
                Railroad Equipment
     10.43(/3/) Railroad Car Master Sublease Agreement, dated as of
                November 30, 1987, between Borden and the Operating
                Partnership, relating to Union Tank Car Company Service
                Agreement
     10.44(/3/) Railroad Car Master Sublease Agreement, dated as of
                November 30, 1987, between Borden and the Operating
                Partnership, relating to General Electric Railroad
                Service Corporation Car Leasing Agreement
     10.45(/3/) Railroad Car Master Sublease Agreement, dated as of
                November 30, 1987, between Borden and the Operating
                Partnership, relating to General American Transportation
                Corporation Tank Car Service Contract
     10.46(/3/) Railroad Car Sublease Agreement, dated as of November 30,
                1987, between Borden and the Operating Partnership,
                relating to EHF Leasing Corporation Railroad Equipment
                Lease
     10.47(/3/) Railroad Car Sublease Agreement, dated as of November 30,
                1987, between Borden and the Operating Partnership,
                relating to Bank of New York Lease of Railroad Equipment
                (as amended)
     10.48(/2/) Form of Rail Service Agreement between Borden and the
                Operating Partnership
     10.49(/4/) Form of Letter Agreement with Directors
     10.50(/3/) Illiopolis Indemnity Agreement
     12         Ratio of Earnings to Fixed Charges
     21(/2/)    Subsidiary of the Partnership
     27         Financial Data Schedules

- --------
(1) Filed as an exhibit to the joint Registration Statement on Form S-1 and Form S-3 of the Partnership, Borden, Inc. and Borden Delaware Holdings, Inc. (File No. 33-25371) and is incorporated herein by reference in this Form 10-K Annual Report.
(2) Filed as an exhibit to the Partnership's Registration Statement on Form S-1 (File No. 33-17057) and is incorporated herein by reference in this Form 10-K Annual Report.
(3) Filed as an exhibit to the Partnership's Registration Statement on Form S-1 (File No. 33-18938) and is incorporated herein by reference in this Form 10-K Annual Report.
(4) Filed as an exhibit to the Registrant's 1989 Form 10-K Annual Report and is incorporated herein by reference in this Form 10-K Annual Report.
(5) Filed as an exhibit to the Registrant's 1992 Form 10-K Annual Report and is incorporated herein by reference in this Form 10-K Annual Report.
(6) Filed as an exhibit to the Partnership's Registration Statement on Form S-3 (File No. 33-55863) and is incorporated herein by reference in this Form 10-K Annual Report.
(7) Exhibit 2.1, which was previously filed (see footnote (6) above), contains information which has been deleted pursuant to a pending application for confidential treatment pursuant to Rule 406 of the Securities Act of 1933.

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Registrant during the fourth quarter 1994.

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

                                          Borden Chemicals and Plastics
                                           Limited Partnership
                                            By BCP Management, Inc.,  General
                                           Partner

                                                   /s/ David A. Kelly
                                          By___________________________________
                                                      David A. Kelly,
                                             Director, Treasurer and Principal
                                                     Financial Officer

                                                  /s/ James O. Stevning
                                          By: _________________________________
                                                      James O. Stevning
                                                  Controller and Principal
                                                     Accounting Officer

Date: February 23, 1995

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

                 SIGNATURE                                     TITLE
                 ---------                                     -----
         /s/ Joseph M. Saggese              Director, Chairman, President and Chief
___________________________________________   Executive Officer
             Joseph M. Saggese

        /s/ Daniel M. Galbreath             Director
___________________________________________
            Daniel M. Galbreath

        /s/ Edward H. Jennings              Director
___________________________________________
            Edward H. Jennings

          /s/ George W. Koch                Director
___________________________________________
              George W. Koch

         /s/ Joan V. Stapleton              Director and Vice President
___________________________________________
             Joan V. Stapleton

          /s/ Ronald B. Wiles               Director
___________________________________________
              Ronald B. Wiles


                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS OF BORDEN CHEMICALS
AND PLASTICS LIMITED PARTNERSHIP

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of Borden Chemicals and Plastics Limited Partnership and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Columbus, Ohio
January 24, 1995

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER UNIT DATA)

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1994      1993      1992
                                                   --------  --------  --------
REVENUES
  Net trade sales................................  $514,499  $349,200  $328,343
  Net affiliated sales...........................   143,253    84,097    73,460
                                                   --------  --------  --------
      Total revenues.............................   657,752   433,297   401,803
                                                   --------  --------  --------
EXPENSES
  Cost of goods sold
    Trade........................................   352,700   321,966   274,505
    Affiliated...................................    93,516    75,805    63,477
  Marketing, general & administrative expense....    21,092    18,993    18,118
  Interest expense...............................    16,342    16,356    16,340
  General Partner incentive......................    20,616         0     2,146
  Other (income) and expense, including minority
   interest......................................     7,081     1,612       132
                                                   --------  --------  --------
      Total expenses.............................   511,347   434,732   374,718
                                                   --------  --------  --------
Net income (loss)................................   146,405    (1,435)   27,085
  Less 1% General Partner interest...............    (1,464)       14      (271)
                                                   --------  --------  --------
Net income (loss) applicable to Limited Partners'
 interest........................................  $144,941  $ (1,421) $ 26,814
                                                   ========  ========  ========
Net income (loss) per Unit.......................  $   3.94  $  (0.04) $    .73
                                                   ========  ========  ========
Average number of Units outstanding during the
 year............................................    36,750    36,750    36,750
                                                   ========  ========  ========
Cash distributions declared per Unit.............  $   3.52  $    .78  $   1.59
                                                   ========  ========  ========




                See notes to consolidated financial statements.

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1994      1993      1992
                                                   --------  --------  --------
CASH FLOWS FROM OPERATIONS
  Net income (loss)..............................  $146,405  $ (1,435) $ 27,085
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation.................................    44,305    42,946    43,584
    (Increase) in receivables....................   (54,374)  (11,821)   (3,398)
    Decrease (increase) in inventories...........     1,126    (5,418)     (996)
    Increase in payables.........................     6,298    13,698     5,887
    Increase (decrease) in incentive distribution
     payable.....................................    11,865         0    (1,607)
    Other, net...................................     8,583       517    (6,618)
                                                   --------  --------  --------
                                                    164,208    38,487    63,937
                                                   --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures...........................   (22,578)  (15,041)  (10,534)
                                                   --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash distributions paid........................   (76,558)  (33,781)  (66,856)
                                                   --------  --------  --------
Increase (decrease) in cash and equivalents......    65,072   (10,335)  (13,453)
Cash and equivalent at beginning of year.........     9,054    19,389    32,842
                                                   --------  --------  --------
Cash and equivalents at end of year..............  $ 74,126  $  9,054  $ 19,389
                                                   ========  ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid during the year .................  $ 16,342  $ 16,356  $ 16,340
                                                   ========  ========  ========





                See notes to consolidated financial statements.

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                  ASSETS                   DECEMBER  31, 1994 DECEMBER 31, 1993
                  ------                   ------------------ -----------------
Cash and equivalents......................     $  74,126          $   9,054
Accounts receivable (less allowance for
 doubtful accounts of $627 and $768,
 respectively)
  Trade...................................        84,330             48,990
  Affiliated..............................        37,301             18,267
Inventories
  Finished and in process goods...........        19,591             21,499
  Raw materials and supplies..............         8,540              7,758
Other current assets......................         2,831              2,182
                                               ---------          ---------
    Total current assets..................       226,719            107,750
                                               ---------          ---------
Investments in and advances to affiliated
 companies................................         3,772              3,623
Other assets..............................        29,094             26,956
                                               ---------          ---------
                                                  32,866             30,579
                                               ---------          ---------
Land......................................        12,051             12,051
Buildings.................................        37,931             35,955
Machinery and equipment...................       523,517            505,236
                                               ---------          ---------
                                                 573,499            553,242
  Less accumulated depreciation...........      (290,180)          (247,267)
                                               ---------          ---------
                                                 283,319            305,975
                                               ---------          ---------
                                               $ 542,904          $ 444,304
                                               =========          =========
    LIABILITIES AND PARTNERS' CAPITAL
    ---------------------------------
Accounts and drafts payable...............     $  50,706          $  44,408
Cash distributions payable................        60,999              6,682
Current portion of long-term debt.........        30,000                  0
Incentive distribution payable to General
 Partner..................................        11,865                  0
Accrued interest..........................         1,845              1,845
Other accrued liabilities.................        14,330              8,515
                                               ---------          ---------
    Total current liabilities.............       169,745             61,450
                                               ---------          ---------
Long-term debt............................       120,000            150,000
Other liabilities.........................         5,471                854
Minority interest in consolidated
 subsidiary...............................         1,953              1,795
                                               ---------          ---------
                                                 127,424            152,649
                                               ---------          ---------
Contingencies (see Note 7)
Partners' capital
  Limited Partners........................       244,443            228,862
  General Partner.........................         1,292              1,343
                                               ---------          ---------
    Total partners' capital...............       245,735            230,205
                                               ---------          ---------
                                               $ 542,904          $ 444,304
                                               =========          =========

                 See notes to consolidated financial statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                    PREFERENCE    COMMON    GENERAL
                                    UNITHOLDERS UNITHOLDERS PARTNER    TOTAL
                                    ----------- ----------- -------  ---------
Balances at December 31, 1991......  $ 235,120   $ 55,446   $ 1,989  $ 292,555
Net income.........................     20,521      6,293       271     27,085
Cash distributions declared........    (44,718)   (13,714)     (613)   (59,045)
                                     ---------   --------   -------  ---------
Balances at December 31, 1992......    210,923     48,025     1,647    260,595
Combination of Preference and
 Common units......................   (210,923)   210,923
Net loss...........................                (1,421)      (14)    (1,435)
Cash distributions declared........               (28,665)     (290)   (28,955)
                                     ---------   --------   -------  ---------
Balances at December 31, 1993......          0    228,862     1,343    230,205
Net income.........................               144,941     1,464    146,405
Cash distributions declared........              (129,360)   (1,515)  (130,875)
                                     ---------   --------   -------  ---------
Balances at December 31, 1994......  $       0   $244,443   $ 1,292  $ 245,735
                                     =========   ========   =======  =========



                See notes to consolidated financial statements.

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (IN THOUSANDS EXCEPT UNIT AND PER UNIT DATA)
1. ORGANIZATION

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

  Borden and its affiliates contributed the basic chemicals and PVC resins operations to the Partnership in exchange for 28,125,000 Preference Units, 8,625,000 Common Units, the general partner interest in each of the partnerships, the net proceeds of $150,000 aggregate principal amount of Notes issued by the Operating Partnership and the assumption by the Operating Partnership of substantially all liabilities of Borden related to the basic chemicals and PVC resins operations.

  In 1987 Borden and its affiliates sold the Preference Units representing a 75% interest in the partnerships and in 1988 sold the Common Units, as Enhanced Common Units, representing a 23% interest in the partnerships. Borden retains, through BCPM's general partner interest, the remaining 2% interest in the partnerships. With the payments of the 1992 fourth quarter distribution on February 12, 1993, all differences between the Preference Units and Enhanced Common Units ceased and all units are now Common Units.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The significant accounting policies summarized below are in conformity with generally accepted accounting principles; however, this will not be the basis for reporting taxable income to Unitholders.

  Principles of Consolidation--The consolidated financial statements include the accounts of the Partnership and the Operating Partnership after elimination of interpartnership accounts and transactions. The Partnership's proportionate ownership of a joint venture that provides utilities to the Geismar complex is accounted for by the equity method. Utilities provided by the joint venture are allocated to the joint venture partners at cost. The cost of the Partnership's proportionate share of utilities is included in cost of goods sold.

  Revenues--Sales and related cost of sales are recognized upon shipment of products. Net trade and net affiliated sales are net of sales discounts and product returns and allowances.

  Cash Equivalents--The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Inventories--Inventories are stated at the lower of cost or market. Cost is determined using the average cost and first-in, first-out methods.

  Property and Equipment--The amount of the purchase price originally allocated by the Partnership to land, buildings, and machinery and equipment was based upon their relative fair values. Expenditures made subsequent to the formation of the Partnership have been capitalized at cost.

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                  (IN THOUSANDS EXCEPT UNIT AND PER UNIT DATA)

  Depreciation is recorded on the straight-line basis by charges to costs and expenses at rates based on the estimated useful lives of the properties (average rates for buildings--4%; machinery and equipment--8%).

  Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals totaling $32,144 in 1994, $29,905 in 1993, and $29,302 in 1992
were expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts.

  Income Taxes--The Partnership is not a separate taxable entity for Federal and state and local income tax purposes. Accordingly, any taxable income or loss, which may vary substantially from income or loss reported under generally accepted accounting principles, should be reported in the tax returns of the individual partners. Under current tax law the Partnership will be treated as a partnership until December 31, 1997; thereafter, it will be taxed as a corporation. Effective January 1, 1993 the Partnership adopted statement of Financial Accounting Standard (SFAS) No. 109 "Accounting for Income Taxes." The adoption of this statement did not have a material effect on 1993 results.

3. RELATED PARTY TRANSACTIONS

  The Partnership is managed by the General Partner. Under certain agreements, the General Partner and Borden are entitled to reimbursement of costs incurred relating to the business activities of the Partnership. The Partnership is engaged in various transactions with Borden and its affiliates in the ordinary course of business. Such transactions include, among other things, the sharing of certain general and administrative costs, sales of products to and purchases of raw materials from Borden or its affiliates, and usage of rail cars owned or leased by Borden.

  The employees of BCPM (together with employees of Borden, providing support to or services for BCPM) operate the Partnership and participate in various Borden benefit plans including pension, retirement savings, and health and life insurance. Employee benefit plan expenses are determined by Borden's actuary based on annual employee census data. The Partnership is charged for general insurance expense, which includes liability and property damage insurance, based on calculations made by Borden's Risk Management Department. Under its risk retention program, Borden maintains deductibles of $2,500 and $500 per occurrence for property and related damages at the Geismar and Illiopolis facilities, respectively, and deductibles ranging from $1,000 to $3,000 per event for liability insurance. The Partnership has first dollar liability insurance coverage from Borden. The cost of Borden's corporate information services and corporate staff department services is allocated to the Partnership based on usage of resources such as personnel and data processing equipment.

  The Partnership has no direct liability for post retirement benefits since the Partnership does not directly employ any of the persons responsible for managing and operating the Partnership, but instead reimburses Borden (on its own or BCPM's behalf) for their services. As a result of Borden's adoption of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions", 1994 and 1993 charges to the Partnership for such services were actuarially determined. The Partnership expensed the full amount of such charges but only reimbursed Borden (on its own or BCPM's behalf) for actual post retirement benefits paid. The difference between cash payments to Borden (on its own or BCPM's behalf) and post retirement expense is accrued on the Partnership's books. In 1992 the Partnership was charged and reimbursed Borden (on its own or BCPM's behalf) for other post retirement benefits on a cash basis.

  Benefit plan and general insurance expenses, and allocation for usage of resources such as personnel and data processing equipment were $9,991 in 1994, $9,506 in 1993, $10,319 in 1992. Management believes these

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                  (IN THOUSANDS EXCEPT UNIT AND PER UNIT DATA) allocations reasonably reflect the usage of BCPM's and Borden's resources by the Partnership. Although no specific analysis has been undertaken, if the Partnership were to directly provide such services and resources at the same cost as BCPM and Borden, management believes these costs would be indicative of costs that would be incurred on a stand-alone basis.

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

4. DEBT

  At December 31, long-term debt consists of the following:

                                                                 1994     1993
                                                               -------- --------
      10.7% Note due 1997..................................... $ 90,000 $ 90,000
      11.1% Note due 1999.....................................   60,000   60,000
                                                               -------- --------
                                                                150,000  150,000
      Less current portion....................................   30,000        0
                                                               -------- --------
                                                               $120,000 $150,000
                                                               ======== ========

  On November 30, 1987, the Operating Partnership issued $150,000 aggregate principal amount of Notes in a private placement. The gross proceeds were reduced by $1,600 of expenses associated with the borrowing. These expenses have been deferred and are being amortized over the term of the debt.

  The Operating Partnership is obligated to redeem $30,000 of the 10.7% Note due 1997 in each of 1995 and 1996 and to redeem $30,000 of the 11.1% Note due 1999 in 1998; however, the Operating Partnership intends to refinance these Notes. See Note 7. Contingencies. The Notes provide that no recourse is available against the General Partner.

  The aggregate fair value of the Partnership's outstanding debt was $152,914 at December 31, 1994 and $183,586 at December 31, 1993, which was calculated based on current yields for debt with similar characteristics.

  The Partnership has a short-term unsecured working capital facility of up to $20,000 under a revolving credit agreement. There were no significant borrowings under the revolving credit agreement at December 31, 1994 and 1993, or during the 1994 and 1993 period. There were also no amounts outstanding at any month end during 1994 and 1993. A commitment fee of 1/4% per annum is payable on the unused portion. Borrowings under the revolving credit agreement bear interest at rates fixed at the time of each borrowing. It provides that no recourse is available against the General Partner.

5. ALLOCATION OF INCOME AND LOSS

  Income and loss of the Partnership is allocated in proportion to the partners' percentage interests in the Partnership, provided that at least 1% of the income or loss of the Partnership and Operating Partnership is

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                  (IN THOUSANDS EXCEPT UNIT AND PER UNIT DATA)

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

  Distributions of Available Cash are generally made 98% to the Unitholders and 2% to the General Partner, subject to the payment of an incentive distribution to the General Partner after a target level of cash distributions to the Unitholders is achieved for the quarter. The incentive distribution is 20% of any remaining Available Cash for the quarter (in addition to the General Partner's 2% regular distribution). Incentive distributions are accounted for as an expense of the Partnership.

  Upon payment on February 12, 1993 of the 1992 fourth quarter distribution, and effective December 31, 1992, (1) Borden's obligations under certain agreements to ensure minimum quarterly distributions on the Preference Units and the Enhanced Common Units were extinguished, (2) the Support Period, during which the Preference Units and Enhanced Common Units were entitled to minimum quarterly distributions (or arrears in respect thereof), expired and (3) all differences between the Preference Units and Enhanced Common Units ceased and all Units became (and now constitute) a single class of Units.

7. CONTINGENCIES

 Proposed Acquisition and Financing

  On August 12, 1994, the Operating Partnership entered into an agreement with Occidental Chemical Corporation to purchase its Addis, Louisiana PVC manufacturing facility and related assets. The Addis Facility has an annual proven production capacity of 450 million pounds per year, which will increase the Operating Partnership's stated annual capacity for PVC resin production by over 50%. The cash purchase price for the Addis assets is $104,300, subject to certain customary post closing adjustments. The acquisition is subject to certain conditions, including approval by the U. S. Federal Trade Commission (the FTC) and financing of the acquisition.

  Concurrent with, and conditioned upon, the closing of the acquisition, the Partnership intends to offer up to 4.0 million additional Units (excluding an over-allotment option for 600,000 additional Units). The net proceeds of this offering will be used to fund a portion of the purchase price of the Addis Facility.

  Concurrent with, and conditioned upon, the closing of the acquisition and the Units offering, the Operating Partnership intends to offer $175,000 aggregate principal amount of senior unsecured notes (the Senior Notes). The net proceeds from this offering will be used to prepay the currently outstanding $150,000 aggregate principal amount of existing notes plus any related premium. The remaining proceeds will be used to fund a portion of the purchase price of the Addis Facility. In the event the proceeds of the two offerings available for payment of the purchase price are insufficient or the Senior Notes offering is postponed or not consummated, a portion of the purchase price will be paid through short-term borrowings, cash on hand or a combination thereof to fund the purchase price of the acquisition not funded by the Units offering.

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)
                  (IN THOUSANDS EXCEPT UNIT AND PER UNIT DATA)

 Environmental and Legal Proceedings

  On October 27, 1994, the U.S. Department of Justice (DOJ), at the request of the U.S. Environmental Protection Agency (the EPA), filed an action against the Partnership and BCPM in the U.S. District Court for the Middle District of Louisiana. The complaint seeks facility-wide corrective action and civil penalties for alleged violations of the federal Resource, Conservation and Recovery Act (RCRA), the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), and the Clean Air Act at the Geismar complex. If the Partnership is unsuccessful in this proceeding, or otherwise subject to RCRA permit requirements, it may be subject to three types of costs:
(i) corrective action; (ii) penalties; and (iii) costs needed to obtain a RCRA permit. Portions of such costs could be subject to the Environmental Indemnity Agreement (EIA) discussed below.

  The Partnership is subject to extensive federal, state and local environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water, establish standards for the treatment, storage, transportation and disposal of solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances. The Partnership has expended substantial resources, both financial and managerial, and it anticipates that it will continue to do so in the future. Failure to comply with the extensive federal, state and local environmental laws and regulations could result in significant civil or criminal penalties, and remediation costs.

  Under the EIA, Borden has agreed, subject to certain specified limitations, to indemnify the Partnership in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Partnership. The Partnership is responsible for environmental liabilities arising from facts or circumstances that existed and requirements that become effective on or after such date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after such date, Borden and the Partnership will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the assets in question (to the extent relevant). No claims can be made under the EIA after November 30, 2002, and no claim can, with certain exceptions, be made with respect to the first $500 of liabilities which Borden would otherwise be responsible for thereunder in any year, but such excluded amounts shall not exceed $3,500 in the aggregate. Excluded amounts under the EIA have aggregated approximately $2,200 through December 31, 1994.

  In connection with potential environmental matters, a $4,000 provision has been included in the Partnership's 1994 operating results. Because of various factors (including the nature of any settlement with appropriate regulatory authorities or the outcome of any proceeding, actual environmental conditions, the scope of the application of the EIA and the timing of actions, if any, required to be taken by the Partnership), the Partnership cannot reasonably estimate the full range of costs it might incur with respect to the environmental matters discussed herein. The costs incurred in any quarter or year could be material to the Partnership's results of operations for such quarter or year, although, on the basis of the relevant facts and circumstances, management believes this to be unlikely. However, management believes that such costs should not have a material adverse effect on the Partnership's financial position.

  In addition, the Partnership is subject to various other legal proceedings and claims which arise in the ordinary course of business. In the opinion of the management of the Partnership, based upon the information it presently possesses, the amount of the ultimate liability for these proceedings and claims taking into account its insurance coverage, including its risk retention program and the EIA with Borden, would not materially affect the financial position or results of operations of the Partnership.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
BCP Management, Inc.

  Our audits of the consolidated financial statements of Borden Chemicals and Plastics Limited Partnership referred to in our report dated January 24, 1995, appearing on page 38 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14 (a)(2)(a) of this Annual Report on Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse LLP

Columbus, Ohio
January 24, 1995

                                                                      SCHEDULE V

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                             PROPERTY AND EQUIPMENT
                                 (IN THOUSANDS)

                                        BALANCE
                                          AT                            BALANCE
                                       BEGINNING ADDITIONS RETIREMENTS  AT END
CLASSIFICATION                         OF PERIOD  AT COST   OR SALES   OF PERIOD
- --------------                         --------- --------- ----------- ---------
YEAR ENDED DECEMBER 31, 1994
  Land................................ $ 12,051   $          $         $ 12,051
  Buildings...........................   35,955     2,026        50      37,931
  Machinery and Equipment.............  505,236    20,552     2,271     523,517
                                       --------   -------    ------    --------
                                       $553,242   $22,578    $2,321    $573,499
                                       ========   =======    ======    ========
YEAR ENDED DECEMBER 31, 1993
  Land................................ $ 11,960   $    91              $ 12,051
  Buildings...........................   36,012              $   57      35,955
  Machinery and Equipment.............  492,593    14,950     2,307     505,236
                                       --------   -------    ------    --------
                                       $540,565   $15,041    $2,364    $553,242
                                       ========   =======    ======    ========
YEAR ENDED DECEMBER 31, 1992
  Land................................ $ 11,507   $   499    $   46    $ 11,960
  Buildings...........................   35,701       340        29      36,012
  Machinery and Equipment.............  484,653     9,695     1,755     492,593
                                       --------   -------    ------    --------
                                       $531,861   $10,534    $1,830    $540,565
                                       ========   =======    ======    ========

                                                                     SCHEDULE VI

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

               ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
                                 (IN THOUSANDS)

                                       BALANCE                         BALANCE
                                         AT     CHARGED TO              AT END
                                      BEGINNING COSTS AND  RETIREMENTS    OF
CLASSIFICATION                        OF PERIOD  EXPENSES   OR SALES    PERIOD
- --------------                        --------- ---------- ----------- --------
YEAR ENDED DECEMBER 31, 1994
  Land (1)........................... $  2,444   $   453     $         $  2,897
  Buildings..........................    8,432     1,519         12       9,939
  Machinery and Equipment............  236,391    42,333      1,380     277,344
                                      --------   -------     ------    --------
                                      $247,267   $44,305     $1,392    $290,180
                                      ========   =======     ======    ========
YEAR ENDED DECEMBER 31, 1993
  Land (1)........................... $  1,988   $   456               $  2,444
  Buildings..........................    7,016     1,430     $   14       8,432
  Machinery and Equipment............  196,425    41,060      1,094     236,391
                                      --------   -------     ------    --------
                                      $205,429   $42,946     $1,108    $247,267
                                      ========   =======     ======    ========
YEAR ENDED DECEMBER 31, 1992
  Land (1)........................... $  1,558   $   441     $   11    $  1,988
  Buildings..........................    5,594     1,428          6       7,016
  Machinery and Equipment............  155,520    41,715        810     196,425
                                      --------   -------     ------    --------
                                      $162,672   $43,584     $  827    $205,429
                                      ========   =======     ======    ========

- --------
(1) Relates to depreciable improvements to land.