Form 10-Q
period 1995-03-31
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 1995-05-12
CIK 821202

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                          Commission File No. 1-9699





                         BORDEN CHEMICALS AND PLASTICS
                              LIMITED PARTNERSHIP

                Delaware                                31-1269627
         (State of organization)           (I.R.S. Employer Identification No.)

    Highway 73, Geismar, Louisiana 70734               504-673-6121
  (Address of principal executive offices)    (Registrant's telephone number)




                                   --------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                              -   -

                                   --------
         Number of Common Units outstanding as of the close of business on May 10, 1995: 36,750,000.

================================================================================

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (In thousands except per Unit data)

                                                      Three Months Ended
                                                      ------------------
                                                    March 31,      March 25,
                                                      1995           1994
                                                    ---------      ---------
Revenues
   Net trade sales ..........................        $162,488       $ 94,821
   Net affiliated sales .....................          52,318         24,160
                                                     --------       --------
              Total Revenues ................         214,806        118,981
                                                     --------       --------
Expenses
   Cost of goods sold
       Trade ................................          82,168         86,490
       Affiliated ...........................          26,323         20,415
   Marketing, general & administrative
       expense ..............................           5,531          4,506
   Interest expense..........................           4,085          3,794
   General Partner incentive ................          13,075              0
   Other (income) and expense, including
       minority interest ....................             137            148
                                                     --------       --------
              Total expenses ................         131,319        115,353
                                                     --------       --------
   Net income ...............................          83,487          3,628
       Less 1% General Partner interest .....            (835)           (36)
                                                     --------       --------
   Net income applicable to Limited Partners'
       interest .............................        $ 82,652       $  3,592
                                                     ========       ========
   Net income per Unit ......................        $   2.25       $   0.10
                                                     ========       ========
   Average number of Units outstanding during
       the year .............................          36,750         36,750
                                                     ========       ========
   Cash distribution declared per Unit ......        $   1.77       $   0.21
                                                     ========       ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                           Three Months
                                                   ---------------------------

                                                    March 31,         March 25,
                                                      1995              1994
                                                    ---------         ---------
Cash Flows From Operations

 Net income......................................    $ 83,487         $  3,628

 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation.................................      11,163           10,887
    (Increase) in receivables....................      (1,649)         (10,022)
    (Decrease) increase in inventories...........        ( 45)           3,007
    (Decrease) increase in payables..............     (13,024)           3,675
    Increase in incentive distribution payable...       1,210                0
    Increase in accrued interest.................       4,073            3,780
     Other, net..................................      (4,088)             237
                                                     --------         --------
                                                       81,127           15,192
                                                     --------         --------

Cash Flows From Investing Activities
 Capital expenditures............................      (2,874)          (6,458)
                                                     --------         --------
Cash Flows From Financing Activities
 Cash distribution paid..........................     (60,999)          (6,682)
                                                     --------         --------
Increase in cash and equivalents.................      17,254            2,052
Cash and equivalent at beginning of period.......      74,126            9,054
                                                     --------         --------
Cash and equivalents at end of period............    $ 91,380         $ 11,106
                                                     ========         ========
Supplement Disclosures of Cash Flow
 Information
 Interest paid during the period.................    $     12         $     14
                                                     ========         ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                (In thousands)


                     ASSETS                              March 31, 1995    December 31, 1994
                     ------                              --------------    -----------------
Cash and equivalents ..................................   $  91,380           $  74,126
Accounts receivable (less allowance for doubtful
 accounts of $620 and $627 respectively) ..............
Trade .................................................      87,329              84,330
Affiliated ............................................      35,951              37,301
Inventories
 Finished and in process goods ........................      19,883              19,591
 Raw materials and supplies ...........................       8,293               8,540
Other current assets ..................................       2,709               2,831
                                                          ---------           ---------
 Total current assets .................................     245,545             226,719
                                                          ---------           ---------
Investments in and advances to affiliated companies ...       3,966               3,772
Other assets ..........................................      30,407              29,094
                                                          ---------           ---------
                                                             34,373              32,866
                                                          ---------           ---------

Land ..................................................      12,051              12,051
Buildings .............................................      37,931              37,931
Machinery and equipment ...............................     526,391             523,517
                                                          ---------           ---------
                                                            576,373             573,499
Less accumulated depreciation .........................    (301,343)           (290,180)
                                                          ---------           ---------
                                                            275,030             283,319
                                                          ---------           ---------
                                                          $ 554,948           $ 542,904
                                                          =========           =========

         LIABILITIES AND PARTNERS' CAPITAL
         ---------------------------------
Accounts and drafts payable ...........................   $  37,682           $  50,706
Cash distributions payable ............................      65,836              60,999
Current portion of long-term debt .....................      30,000              30,000
Incentive distribution payable to General Partner .....      13,075              11,865
Accrued interest ......................................       5,918               1,845
Other accrued liabilities .............................      11,374              14,330
                                                          ---------           ---------
 Total current liabilities ............................     163,885             169,745
                                                          ---------           ---------
Long-term debt ........................................     120,000             120,000
Other liabilities .....................................       5,544               5,471
Minority interest in consolidated subsidiary ..........       2,133               1,953
                                                          ---------           ---------
                                                            127,677             127,424
                                                          ---------           ---------
Partners' capital
 Limited Partners .....................................     262,048             244,443
 General Partner ......................................       1,338               1,292
                                                          ---------           ---------
                                                            263,386             245,735
                                                          ---------           ---------
                                                          $ 554,948           $ 542,904
                                                          =========           =========

               BORDEN CHEMICASL AND PLASTICS LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)
                                (In thousands)

                                     Limited         General
                                     Partners        Partner          Total
                                     --------        -------        -------

Balances at December 31, 1993 ....   $228,862         $1,343         $230,205
Net income .......................      3,592             36            3,628
Cash distributions declared ......     (7,718)           (78)          (7,796)
                                     --------         ------         --------
Balances at March 25, 1994 .......   $224,736         $1,301         $226,037
                                     ========         ======         ========
Balance at December 31, 1994 .....   $244,443         $1,292         $245,735
Net income .......................     82,652            835           83,487
Cash distributions declared ......    (65,047)          (789)         (65,836)
                                     --------         ------         --------
Balances at March 31, 1995 .......   $262,048         $1,338         $263,386
                                     ========         ======         ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                 (In thousands except Unit and per Unit data)

1.  Interim Financial Statements

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

2. Acquisition and Financing

   On May 2, 1995, the Partnership, through its subsidiary operating partnership ("the Operating Partnership"), completed the purchase of Occidental Chemical Corporation's ("OxyChem") Addis, Louisiana PVC manufacturing facility and related assets. The Addis Facility has an annual proven production capacity of 450 million pounds per year, which will increase the Operating Partnership's stated annual capacity for PVC resin production by approximately 50%. The cash purchase price for the Addis assets was $104,300, subject to certain customary post closing adjustments.

   On May 1, 1995 the Operating Partnership issued $200,000 aggregate amount of senior unsecured notes (the Senior Notes). The net proceeds from this offering were used to prepay the previously outstanding $150,000 aggregate principal amount of existing notes plus related premium and accrued interest. The remaining proceeds were used to fund a portion of the purchase price of the Addis Facility.

  3.  Environmental and Legal Proceedings

      On October 27, 1994, the U.S. Department of Justice (DOJ), at the request of the U.S. Environmental Protection Agency (the EPA), filed an action against the Partnership and the General Partner in the U.S. District Court for the Middle District of Louisiana. The complaint seeks facility-wide corrective action and civil penalties for alleged violations of the federal Resource, Conservation and Recovery Act (RCRA), the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), and the Clean Air Act at the Geismar complex. If the Partnership is unsuccessful in this proceeding, or otherwise subject to RCRA permit requirements, it may be subject to three types of costs: (i) corrective action; (ii) penalties; and (iii) costs needed to obtain a RCRA permit. Portions of such costs could be subject to the Environmental Indemnity Agreement (EIA) discussed below.

      The Partnership is subject to extensive federal, state and local environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water, establish standards for the treatment, storage, transportation and disposal of solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances. The Partnership has expended substantial resources, both financial and managerial, and it anticipates that it will continue to do so in the future. Failure to comply with the extensive federal, state and local environmental laws and regulations could result in significant civil or criminal penalties, and remedation costs.

      Under the EIA, Borden has agreed, subject to certain specified limitations, to indemnify the Partnership in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale of the Geismar and Illinois plants to the Partnership. The Partnership is responsible for environmental liabilities arising from facts or circumstances that existed and requirements that become effective on or after such date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after such date, Borden and the Partnership will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the assets in question (to the extent relevant). No claims can be made under the EIA after November 30, 2002, and no claim can, with certain exceptions, be made with respect to the first $500 of liabilities which Borden would otherwise be responsible for thereunder in any year, but such excluded amounts shall not exceed $3,500 in the aggregate. Excluded amounts under the EIA have aggregated approximately $2,700 through March 31, 1995.

      In connection with potential environmental matters, a $4,000 provision was included in the Partnership's third quarter 1994 operating results. Because of various factors (including the nature of any settlement with appropriate regulatory authorities or the outcome of any proceeding, actual environmental conditions, the scope of the application of the EIA and the timing of actions, if any, required to be taken by the Partnership), the Partnership cannot reasonably estimate the full range of costs it might incur with respect to the environmental matters discussed herein. The costs incurred in any quarter or year could be material to the Partnership's results of operations for such quarter or year, although, on the basis of the relevant facts and circumstances, management believes this to be unlikely. However, management believes that such costs should not have a material adverse effect on the Partnership's financial position.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
- -------------------------------------------------------------------------------
of Operations
- -------------

Results of Operations
Quarter Ended March 31, 1995 Compared to Quarter Ended March 25, 1994

Total Revenues

   Total revenues during the first quarter of 1995 increased $95.8 million or 80.5% to $214.8 million from $119.0 million in the first quarter of 1994. This increase was the result of a $34.8 million increase in PVC Polymers Products revenues, a $46.1 million increase in Methanol and Derivatives revenues and a $14.9 million increase in Nitrogen Products revenues.

   Total revenues for PVC Polymers Products increased 50.3% as a result of a 28% increase in selling prices and a 17% increase in sales volumes. These increases were due to increased demand for PVC resins resulting from strength in the construction and automotive industries, as well as other industries.

   Total revenues for Methanol and Derivatives increased 126.1% as a result of a 117% increase in selling prices and a 4% increase in sales volumes. These increases were due to the worldwide tightness in the methanol market resulting from limited growth in methanol supply and industry consolidations in recent years and increased demand for methanol and formaldehyde in downstream applications such as MTBB and adhesives.

   Total revenues for Nitrogen Products increased 112.5% as a result of a 66% increase in selling prices and a 28% increase in sales volumes. Ammonia selling prices increased significantly fueled primarily by strong domestic demand and the worldwide tightness in the ammonia market. Urea volumes and selling prices also showed significant improvements.

Cost of Goods Sold

   Total cost of goods sold increased 1.5% to $108.5 million in the current period from $106.9 million in the year-ago period. The increase was a result of the increased volumes discussed above substantially offset by an aggregate raw material cost decrease of approximately 8% comprised of unit cost decreases for chlorine and natural gas offset by increased ethylene costs. Expressed as a percentage of total revenues, cost of goods sold decreased to 51% of total revenues in 1995 from 90% in 1994, resulting in greatly improved gross margins and net income for the Partnership.

   Gross margins for PVC Polymers Products increased over 10 fold as a result of the improved selling prices and volumes discussed above, partially offset by a net increase in raw material costs.

   Gross margins for Methanol and Derivatives increased 492% as a result of the increased volumes and significantly higher selling prices discussed above, combined with reduced natural gas costs.

   Gross margins for Nitrogen Products improved from a slightly negative position in 1994 to a profitable position in 1995 on the strength of significantly improved urea and ammonia selling prices, improved volumes and reduced natural gas costs.

Incentive Distribution to General Partner

   An incentive distribution to the General Partner of $13.1 million was generated in the first quarter of 1995 as a result of cash distributions to Unitholders of $1.77 per Unit exceeding $0.3647 per Unit ("the Target Distribution"). The distributions generated in the first quarter of 1994 did not exceed the Target Distribution, resulting in no incentive distribution to the General Partner.

Net Income (Loss)

   Net income was $83.5 million compared to $3.6 million in 1994. As discussed above, the primary reasons for the improved operating performance were significant selling price increases in all product lines and volume improvements in PVC resins and nitrogen products, and a net decrease in raw material costs.

Liquidity and Capital Resources

   Cash Flows from Operations. Cash provided by operations increased to $81.1 million for the first quarter 1995, as compared to $15.2 million for the first quarter 1994. The increase was primarily attributable to an increase in net income, offset by a decrease in accounts payable.

   Cash Flows from Investing Activities. First quarter 1995 capital expenditures totalled $2.9 million. Capital expenditures for the first quarter 1994 were $6.5 million, which reflects the completion of the urea granulation and expansion project.

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

   Cash distributions of $61.0 million were made during the first quarter
1995 compared to $6.7 million in the year-ago period. These amounts reflect the payment of cash distributions declared for the immediately preceeding quarters. Cash distributions with respect to interim periods are not necessarily indicative of cash distributions with respect to a full year. Moreover, due to the cyclical nature of the Partnership's business, past cash distributions are not necessarily indicative of future cash distributions.

   There are various seasonality factors affecting results to operations and, therefore, cash distributions. In addition, the amount of Available Cash constituting Cash from Operations for any period does not necessarily correlate directly with net income for such period because various items and transactions affect net income and Available Cash constituting Cash from Operations differently. For example, depreciation reduces net income but does not affect Available Cash constituting Cash from Operations, while changes in working capital items (including receivables, inventories, accounts payable and other items) generally do not affect net income but do affect such Available Cash. Moreover, as provided for in the Partnership Agreements with respect to the Partnership and the Operating Partnership, certain reserves may be established which affect Available Cash constituting Cash from Operations but do not affect cash balances in financial statements. Such reserves have generally been used to set cash aside for debt service, capital expenditures and other accrued items.

   Acquisition and Financing

   On May 2, 1995, the Partnership, through the Operating Partnership completed the purchase of Occidental Chemical Corporation's Addis, Louisiana PVC manufacturing facility and related assets. The Addis Facility has an annual proven production capacity of 450 million pounds per year, which will increase the Operating Partnership's stated annual capacity for PVC resin production by approximately 50%. The cash purchase price for the Addis assets is $104,300, subject to certain customary post closing adjustments.

  On May 1, 1995 the Operating Partnership issued $200,000 aggregate principal amount of senior unsecured notes (the Senior Notes). The net proceeds from this offering were used to prepay the previously outstanding $150,000 aggregate principal amount of existing notes plus related premium and accrued interest. The remaining proceeds were used to fund a portion of the purchase price of the Addis Facility.

   Liquidity

   The Partnership expects to satisfy its cash requirements, including the requirements of the Addis Facility, through internally generated cash and borrowings. In connection with the acquisition of the Addis Facility, the Partnership entered into a Revolving Credit Facility which provides a $100.0 million line of credit for capital expenditures (including the acquisition), working capital and general partnership purposes. The amount available under the facility reduces to $75.0 million on January 1, 1996, $50.0 million on January 1, 1997 and terminates December 31, 1997. The facility may be extended for one year with the consent of the lenders. The Partnership has terminated its previous $20.0 million credit facility.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings
- -------------------------

   Louisiana Groundwater Remediation Settlement Agreement
   -----------------------------------------------------

   In 1985, LDEQ and Borden, Inc. ("Borden") entered into a settlement agreement (the "Settlement Agreement") that called for the implementation of a long term groundwater and soil remedation program at the Geismar complex to address contaminants, including ethylene dichloride ("EDC"). Also during this time frame, Borden commenced closure of various units identified to have been contributors to the EDC contamination underlying the Geismar complex. Borden and the Partnership have implemented the Settlement Agreement, and have worked in cooperation with the LDEQ to remediate the groundwater and soil contamination. The Settlement Agreement contemplated, among other things, that Borden would install a series of groundwater monitoring and recovery wells, and recovery trench systems. The Partnership believes that it already has sufficiently identified the extent of the groundwater plume. Nevertheless, the Partnership intends to drill and test some additional groundwater wells for the purpose of addressing issues raised by LDEQ concerning whether the extent of the groundwater contamination has been identified. Borden has paid substantially all of the costs to date of the Settlement Agreement. It is unknown how long the remedation program will continue or whether the LDEQ will require the Partnership to incur costs to take further remedial measures in response to data generated by the planned additional groundwater wells. If the LDEQ requires the Partnership to take further remedial measures, the Partnership anticipates that a portion of such costs would be covered by an Environmental Indemnity Agreement. The extent to which any costs for further remedial measures required by LDEQ will be covered by the Environmental Indemnity Agreement will depend, in large part, on whether such remedial measures respond to facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale by Borden of the Geismar and Illiopolis plants to the Partnership.

   Federal Environmental Enforcement Proceeding
   --------------------------------------------
   On October 27, 1994, the U.S. DOJ acting at the request of the EPA filed an action against the Operating Partnership, the Partnership, and the General Partner in the United States District Court for the Middle District of Louisiana ("Geismar enforcement proceeding"). The complaint seeks civil penalties for alleged violations of RCRA, CERCLA and the Clean Air Act at the Geismar facility, as well as corrective action at that facility. Prior to the filing of the complaint, the Partnership and DOJ had engaged in settlement discussions. Moreover, the Partnership and the DOJ are currently engaged in settlement discussions.

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

   During the early 1990's the Partnership sent partially depleted mercuric chloride catalyst to a facility in South Africa for recovery of the mercury. See the following "Export of Partially Depleted Mercuric Chloride Catalyst." In
              ----------------------------------------------------------
1993, LDEQ had determined that the catalyst was not hazardous waste. However, because of a belief by the EPA that the partially depleted catalyst could be a hazardous waste and a reversal of LDEQ'S 1993 determination, and pending the outcome of the Geismar enforcement proceeding, the Partnership has ceased exporting the partially depleted mercuric chloride catalyst for recycling and is currently handling it as if it were a hazardous waste. Accordingly, even if a court should determine that the partially depleted catalyst was a hazardous waste when it was exported, the Partnership does not anticipate that it would incur material additional expenditures to continue to manage the partially depleted catalyst as a hazardous waste.

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

  If the Partnership is unsuccessful in either the Declaratory Judgement Action or the Geismar enforcement proceedings, it may also be subject to costs for corrective action. The federal government also can require corrective action for a facility subject to RCRA permit requirements. Corrective action could require the Partnership to conduct investigatory and remedial activities at the Geismar complex concurrently with the groundwater monitoring and remedial program that the Partnership is currently conducting under the Settlement Agreement with LDEQ. The DOJ has advised the Partnership that it intends to seek facility-wide corrective action to address potential contamination at the Geismar complex. EPA has indicated that it intends to evaluate the adequacy of the existing groundwater remedation project performed under the Settlement Agreement with LDEQ, and to determine the potential for other areas of contamination on or near the Geismar complex. The cost of any corrective action could be material, depending on the scope of such corrective action. However, the actual cost of a facility-wide corrective action cannot be identified until the EPA provides substantially more information to the Partnership.

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

  Export of Partially Depleted Mercuric Chloride Catalyst
  -------------------------------------------------------

  During the early 1990's, the Partnership shipped partially depleted mercuric chloride catalyst to the facility of Thor Chemicals S.A. (PTY) Limited ("Thor") in Cato Ridge, South Africa for recovery of mercury. In 1993 the LDEQ determined that the partially depleted catalyst was not a hazardous waste, although LDEQ reversed this position in 1994. The Partnership disagrees with this reversal. The Partnership did not send mercury-containing sludge to the Thor facility.

   The Partnership believes that Thor's operations have included the production of mercuric chloride catalyst and the recovery of mercury from partially depleted catalyst. Recovery of mercury at Thor's facility was discontinued in March 1994 when the Department of Health in South Africa refused to renew a temporary license that had been granted to Thor. At such time, there were approximately 2,600 drums of partially depleted catalyst at the facility which had been shipped by the Partnership to Thor. In addition, in the spring of 1994 there were approximately 7,400 drums of other materials at the Thor facility which the Partnership had not sent there.

   In February 1995, Thor and three of its management personnel were tried by South Africa for the common law crime of culpable homicide and a number of alleged violations of the Machinery Occupational Safety Act of 1983 ("MOSA"), because of the deaths of two Thor employees. The prosecution alleged that the deaths were the result of mercury poisoning. In exchange of a plea by Thor that it had violated provisions of MOSA, the prosecution dropped the homicide charges against Thor and all the charges against Thor's management personnel. The court has sentenced Thor to a fine of R13,500.00, which is equivalent to approximately $3,800. The Partnership is aware that relatives of two deceased Thor employees, and a Thor employee allegedly suffering from mercury poisoning, have filed suit in the United Kingdom against Thor's parent company for negligence.

   On March 24, 1995, the President of South Africa appointed a Commission of Inquiry and published the following terms of reference for the Commission: (1) to investigate the history and background of the acquisition of mercury catalyst stockpiled by Thor as well as additional mercury-containing sludge on the premises and to report on the further utilization or disposal thereof; (2) to recommend the best practical environmental option to address the problem of mercury-containing catalyst and/or waste currently on Thor's premises; and (3) to report the results of the Commission's inquiry to the President of the Republic of South Africa as soon as conveniently possible. In addition, the Minister of Water Affairs and Forestry has instructed his department's regional office to investigate alleged water pollution at and near the Thor facility. The Government of South Africa has not made any allegations or asserted any claims against the Partnership.

   The contract between the Partnership and Thor provides that title to, risk of loss, and all other incidents of ownership of the partially depleted catalyst would pass the Partnership to Thor when the catalyst reached South Africa. The Partnership does not believe that it is liable for disposing of the approximately 2,600 drums of partially depleted catalyst remaining at the Thor facility. Nonetheless, in the event that the Partnership should be required to dispose of the approximately 2,600 drums at the facility shipped by the Partnership, the Partnership estimates that such cost would not be in excess of $4 million.

   With regard to the environmental condition of the Thor facility, the Partnership has not been notified by the Government of South Africa that the Partnership would be liable for any contamination or other conditions at that facility, although it is impossible to determine what, if any, allegations any party may make in connection with the Thor facility in the future. It is unclear under current South African environmental law as to whether any such allegations, if made, would be sustained against the Partnership, and the Partnership would vigorously defend against any such allegations.

   Emergency Planning and Community Right-to-Know Act Proceeding
   -------------------------------------------------------------

   In February 1993, an EPA Administrative Law Judge held that the Illinois facility had violated CERCLA and the Emergency Planning and Community Right to Know Act ("EPCRA") by failing to report certain relief valve releases, which occurred between February 1987 and July 1989, that the Partnership believes are exempt from CERCLA and EPCRA reporting. The Partnership's petition for reconsideration was denied, a penalty hearing will be scheduled, and further appeals are possible. Management does not believe that any ultimate penalty arising from this proceeding would have a material adverse effect on the Partnership. The proposed penalty in EPA's administrative complaint initiating this proceeding in 1991 was $1.0 million.

Borden Environmental Indemnity
- ------------------------------

   Under the Environmental Indemnity Agreement, subject to certain conditions, Borden has agreed to indemnify the Partnership in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Partnership (the "Transfer Date"). The Partnership is responsible for environmental liabilities arising from facts or circumstances that existed and requirements in effect on or after the Transfer Date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after the Transfer Date, Borden and the Partnership will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the asset in question (to the extent relevant). No claims can be made under the Environmental Indemnity Agreement after November 30, 2002, and no claim can, with certain exceptions, be made with respect to the first $500,000 of liabilities with Borden would otherwise be responsible for thereunder in any year, but such excluded amounts shall not exceed $3.5 million in the aggregate. Excluded amounts under the Environmental Indemnity Agreement have aggregated approximately $2.7 million through March 31, 1994.

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

   Federal Wastewater Permit
   -------------------------

   The Geismar facility has a permit for each of its two wastewater outfalls. The Partnership is challenging conditions in one of those permits. As a result of the government's delay in responding to this challenge, the challenged permit has expired and, prior to the expiration, the Partnership applied for a new permit. Depending on the result of that permit application, the Partnership's current permit challenge may be irrelevant.

   Other Legal Proceedings
   -----------------------

   The Partnership manufactures, distributes and uses many different chemicals in its business. As a result of its chemical operations, the Partnership is subject to various lawsuits and claims, such as product liability and toxic tort claims, arising in the ordinary course of business and which seek compensation for physical injury, pain and suffering, cost of medical monitoring, property damage, and other alleged harm. New or different claims arising from the Partnership's various chemical operations may be made in the future.

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

Item 5. Other Information:
- --------------------------
Acquisition or Disposition of Assets*
- -------------------------------------

Overview
- --------

  The Operating Partnership and OxyChem, a New York corporation, are parties to an Asset Transfer Agreement dated as of August 12, 1994, as amended as of January 10, 1995, March 16, 1995 and May 2, 1995 (as amended, the "Asset Transfer Agreement") relating to the acquisition (the "Acquisition") by the Operating Partnership from OxyChem of a PVC resin production facility located in Addis, Louisiana (the "Addis Facility") and certain related assets (collectively, the "Addis Assets").

  On March 22, 1995 approval for the Acquisition was granted by the United States Federal Trade Commission. On May 2, 1995 the Operating Partnership completed the Acquisition and acquired the Addis Assets and assumed certain related obligations. The cash purchase price (the "Purchase Price") for the Addis Assets was $104.3 million, which Purchase Price is subject to certain customary post-closing adjustments.

  The Acquisition provides the Operating Partnership the opportunity to increase its PVC resin capacity at a time of increased demand for PVC resin. Management believes that purchasing an existing plant, which has a proven operating capacity, is substantially more cost effective than increasing capacity through the construction of a new grass-roots facility. In addition, a new grass-roots facility would require two or three years to complete.

Purchase Price Determination
- ----------------------------

  The Purchase Price for the Acquisition was obtained through an arms-length negotiation between the Operating Partnership and OxyChem with respect to the value of the plant and equipment, inventory, real estate interests, contracts and other assets included within the Addis Assets and the obligations assumed by the Operating Partnership. In connection with the Acquisition, the Operating Partnership obtained the opinion of a nationally recognized investment banking firm that the Purchase Price is fair from a financial point of view.

Sources of Funds for the Acquisition
- ------------------------------------

  The Operating Partnership's sources of funds for the Purchase Price were: (i) approximately $30.0 million from the proceeds of 9.5% senior unsecured notes due 2005 issued by the Operating Partnership on May 1, 1995, and (ii) approximately $74.0 million from the Operating Partnership's cash on hand. The Operating Partnership may replenish some or all of the cash on hand that was used to fund the Acquisition, by borrowing funds under a Credit Agreement dated as of May 2, 1995 among the Operating Partnership and a syndicate of lenders.

Addis Facility
- --------------

  The Addis Facility, which is located in Addis, Louisiana, produces general purpose PVC resins. The Addis Facility began operations in 1979 and is located on approximately 40 acres of a 220 acre site. Approximately 140 employees work at the Addis Facility, including approximately 55 contract personnel. The current governmental permitted annual capacity of the Addis Facility is 600 million pounds, although proven annual capacity is 450 million pounds. Production during the years 1990 through 1994 has ranged from 407 million to 450 million pounds per year depending on product mix and timing of maintenance turnarounds.

Certain Terms of the Asset Transfer Agreement
- ---------------------------------------------

  On May 2, 1995, pursuant to the Asset Transfer Agreement, the Partnership purchased the Addis Assets, which includes the Addis Facility, and assumed certain obligations relating to the current operations of the Addis Assets such as executory obligations under existing leases, licenses, permits and contracts. In addition, Borden


- -----------
* The information under Item 5 hereof is being reported in this Form 10-Q, in lieu of being separately reported as Item 2 of a report on Form 8-K.

extended offers of employment, on terms determined by it, to all the hourly employees and certain salaried employees employed at the Addis Facility, and will provide certain employee benefits to such employees.
The Asset Transfer Agreement contains certain customary representations and warranties of the Operating Partnership and OxyChem, as well as customary closing conditions.

     OxyChem has agreed to indemnify the Operating Partnership and affiliated persons for any actions, losses and expenses arising out of the operating of the Addis Facility prior to the closing and any pre-closing liabilities imposed under environmental laws in effect prior to the closing. The Operating Partnership has agreed to indemnify OxyChem and affiliated persons for any actions, losses and expenses arising out of similar actions or liabilities arising after the closing. In addition, OxyChem and the Operating Partnership have agreed to indemnify each other for claims, damages, liabilities, losses or other expenses arising out of certain other matters, including (i) breaches of representations, warranties and covenants, (ii) products liability for products shipped by OxyChem or the Operating Partnership before or after the closing of the Acquisition, as the case may be, and (iii) liabilities or obligations of OxyChem which are or are not assumed by the Operating Partnership, as the case may be. Certain of such indemnities are subject to limitations in terms of indemnified amounts and indemnification periods.

VCM Supply Agreement and PVC Tolling Agreement
- ----------------------------------------------

     Concurrently with the closing of the Acquisition on May 2, 1995, the Operating Partnership and OxyChem entered into a VCM supply agreement (the "VCM Supply Agreement"), that obligates the Operating Partnership to purchase from OxyChem its requirements for vinyl chloride monomer ("VCM") at the Addis Facility up to a specified annual base requirements. The VCM Supply Agreement is a multi-year agreement under which OxyChem will sell VCM to the Partnership at competitive rates.

     Concurrently with the closing of the Acquisition on May 2, 1995, the Operating Partnership and OxyChem entered into a PVC Tolling Agreement, under which OxyChem will supply VCM to the Operating Partnership for conversion into a specified annual base quantity of PVC at the Addis Facility for OxyChem. The PVC Tolling Agreement is a multi-year agreement under which the Partnership will manufacture PVC for a competitive fee.

Special Approval
- ----------------

     As required by the Operating Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), the Operating Partnership received Special Approval (defined below) to acquire, own and operate the Addis Assets. "Special Approval" means approval by a majority of the Board of Directors of BCP Management, Inc., the general partner of the Partnership and the Operating Partnership (the "General Partner"), that includes a majority of the members of a committee of the Board of Directors of the General Partner comprised of all directors who are neither officers, employees or directors of Borden or any of its Affiliates (as such term is defined in the Partnership Agreement) other than the General Partner, nor officers or employees of the General Partner.

Accounting Treatment
- --------------------
     The Acquisition will be treated as a purchase for accounting purposes. Accordingly, the results of operations of the Addis Facility will be included in the Partnership's consolidated results of operations from and after the closing of the Acquisition. Based on internal engineering evaluations, which indicate that the fair market value of the Addis Assets will exceed the acquisition price, management anticipates that no goodwill will be recognized from the Acquisition for accounting purchases.

Financial Statements*
- ---------------------

(a)  Financial Statements of the Addis Plant:

         Balance sheets of the Addis Plant at December 31, 1994 and 1993, and the related statements of operations and changes in owner's investment and cash flows for the three years ended December 31, 1994 including the notes thereto and related auditors' report included on pages 18 through 29.

(b)  Pro Forma Financial Information:

         Unaudited Pro Forma Combined Balance Sheet of the Partnership and the Addis Plant at December 31, 1994 and the Unaudited Pro Forma Combined Statements of Income of the Partnership and the Addis Plant for the year ended December 31, 1994 including the notes thereto and related introductory description included on pages 30 through 33.











- -----------------

* The information under Item 5 hereof is being reported in the Form 10-Q, in lieu of being separately reported as Item 7 of a report on Form 8-K.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Borden Chemicals and Plastics Limited Partnership:

We have audited the accompanying balance sheets of the Addis Plant (as defined in Note 1) of Occidental Chemical Corporation, an indirect wholly-owned subsidiary of Occidental Petroleum Corporation, as of December 31, 1994 and 1993, and the related statements of operations and changes in owner's investment and cash flows for the three years ended December 31, 1994. These financial statements are the responsibility of Occidental Chemical Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Addis Plant of Occidental Chemical Corporation as of December 31, 1994 and 1993, and the results of its operations and changes in owner's investment and its cash flows for the three years ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 3 to the financial statements, effective January 1, 1992, the Addis Plant changed its method of accounting for postretirement benefits other than pensions.

                                                 ARTHUR ANDERSEN LLP

Dallas, Texas,
  January 30, 1995

                        OCCIDENTAL CHEMICAL CORPORATION
                                  ADDIS PLANT
                                BALANCE SHEETS
                          December 31, 1994 and 1993
                                (in thousands)

                                                   1994         1993
                                                   ----         ----

CURRENT ASSETS:
  Cash.........................................  $     2      $     2
  Inventories..................................    6,123       11,144
  Deferred income taxes........................      107            -
  Other current assets.........................      123          159
                                                 -------      -------

     Total current assets......................    6,355       11,305

PROPERTY, PLANT AND EQUIPMENT, at cost, net of
  accumulated depreciation of $47,678 in 1994
  and $43,219 in 1993..........................   45,156       47,518

OTHER ASSETS...................................    1,593        1,702
                                                 -------      -------

     TOTAL ASSETS..............................  $53,104      $60,525
                                                 =======      =======

CURRENT LIABILITIES:
  Accounts payable.............................  $ 1,709      $ 1,511
  Accrued liabilities..........................      570          322
  Note payable to affiliate....................    7,000            -
                                                 -------      -------
     Total current liabilities.................    9,279        1,833

DEFERRED INCOME TAXES..........................   11,676       11,808

OTHER LIABILITIES..............................    1,391        1,147

NOTE PAYABLE TO AFFILIATE......................        _        7,000
                                                 -------      -------

     Total liabilities.........................   22,346       21,788

COMMITMENTS AND CONTINGENCIES

OWNER'S INVESTMENT.............................   30,758       38,737
                                                 -------      -------

TOTAL LIABILITIES AND OWNER'S INVESTMENT.......  $53,104      $60,525
                                                 =======      =======


       The accompanying notes are an integral part of these statements.

                        OCCIDENTAL CHEMICAL CORPORATION
                                  ADDIS PLANT
          STATEMENTS OF OPERATIONS AND CHANGES IN OWNER'S INVESTMENT
             For the years ended December 31, 1994, 1993 and 1992
                                (in thousands)


                                           1994        1993         1992
                                        ---------   ---------     ---------
EXTERNAL SALES, net ................... $  98,665   $  68,176     $  65,452
SALES TO OWNER AT MARKET VALUE ........    38,658      27,986        25,335
                                        ---------   ---------     ---------

TOTAL SALES, net .....................    137,323      96,162        90,787

OPERATING COSTS AND EXPENSES:

   Cost of sales ......................   126,238      92,397        89,682
   Selling, general and
    administrative expenses ...........     2,164       1,825         2,198
   Other operating expense ............       165         644           115
                                        ---------   ---------     ---------
OPERATING INCOME (LOSS) ...............     8,756       1,296        (1,208)
INTEREST AND OTHER EXPENSE:

   Interest expense, affiliates .......       788         788           788
   Other ..............................       139         132           132
                                        ---------   ---------     ---------
INCOME (LOSS) BEFORE TAXES ............     7,829         376        (2,128)
   Income tax expense (benefit) .......     2,975         462          (765)
                                        ---------   ---------     ---------
INCOME (LOSS) BEFORE CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE ............................     4,854         (86)       (1,363)
 Cumulative effect of change in
  accounting principle, net ...........         -           -          (543)
                                        ---------   ---------     ---------

NET INCOME (LOSS) .....................     4,854         (86)       (1,906)
INCREASE (DECREASE) IN OWNER'S
 INVESTMENT ...........................   (12,833)      1,679         1,577
OWNER'S INVESTMENT, beginning
 of period ............................    38,737      37,144        37,473
                                        ---------   ---------     ---------
OWNER'S INVESTMENT, end of period ..... $  30,758   $  38,737     $  37,144
                                        =========   =========     =========

       The accompanying notes are an integral part of these statements.

                        OCCIDENTAL CHEMICAL CORPORATION
                                  ADDIS PLANT
                           STATEMENTS OF CASH FLOWS
             For the years ended December 31, 1994, 1993 and 1992
                                (in thousands)


                                             1994         1993         1992
                                           --------     --------     --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)......................   $  4,854     $   (86)     $(1,906)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
       Cumulative effect of change in
         accounting principle, net.........        -           -          543
       Depreciation and amortization.......    4,592       4,071        4,006
       Deferred income taxes...............     (239)        354         (443)
       Changes in operating assets
       and liabilities:
         Decrease (increase) in
         inventories.......................    5,021      (3,636)         745
         Decrease (increase) in other
         current assets....................       36        (135)         136
         Increase (decrease) in accounts
         payable and accrued liabilities...      446          87       (1,347)
       Other, net..........................      223         576         (179)
                                            --------     -------      -------

Net cash provided by operating activities..   14,933       1,231        1,555

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures.....................   (2,100)     (2,910)      (3,132)
                                            --------     -------      -------
Net cash used by investing activities......   (2,100)     (2,910)      (3,132)

CASH FLOW FROM FINANCING ACTIVITIES:
  Increase (decrease) in owner's
    investment.............................  (12,833)      1,679        1,577
                                            --------     -------      -------
Net cash provided (used) by financing
  activities...............................  (12,833)      1,679        1,577
                                            --------     -------      -------

Change in cash.............................        -           -            -

Cash - beginning of period.................        2           2            2
                                            --------     -------      -------

Cash - end of period....................... $      2     $     2      $     2
                                            ========     =======      =======

       The accompanying notes are an integral part of these statements.

                        OCCIDENTAL CHEMICAL CORPORATION

                                  ADDIS PLANT

                         NOTES TO FINANCIAL STATEMENTS

                       December 31, 1994, 1993 and 1992

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-

    Organization, business and basis of presentation -
    ------------------------------------------------

      The accompanying financial statements present the financial position, results of operations and cash flows of the Addis Plant of Occidental Chemical Corporation (OCC), a New York corporation. All of the outstanding common shares of OCC are owned indirectly by Occidental Petroleum Corporation (Occidental). The financial statements are prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission for inclusion in a Form 8-K and registration statement of Borden Chemicals & Plastics Operating LP (Borden) in connection with its acquisition of the Addis Plant (see Note 10). Certain amounts in the accompanying financial statements have been allocated in a reasonable and consistent manner in order to depict the financial position, results of operations and cash flows of the Addis Plant on a stand-alone basis.

      The Addis Plant, located in Addis, Louisiana, manufactures and sells commodity grade PVC suspension resins from raw materials purchased primarily from OCC. Additionally, the Addis Plant participates in a variety of operating and sales contracts administered by OCC. These include national sales agreements as well as purchase and energy agreements.

      Occidental utilizes a centralized cash management system for its operations, including the Addis Plant. Cash distributed to or advanced from Occidental has been reflected in Owner's investment in the accompanying balance sheets. In addition, settlements of transactions with other Occidental affiliates are recorded through Owner's investments.

    Supplemental cash flow information -
    ----------------------------------

      For the years ended December 31, 1994, 1993 and 1992, all cash payments for income taxes were made by Occidental. For the same periods, there were no cash payments for interest.

      As of December 31, 1994 and 1993, trade receivables of $11,709,000 and $7,749,000, respectively, were transferred to an affiliate (see Note 2).

    Property, plant and equipment -
    -----------------------------

      Property additions, major renewals and improvements are capitalized at cost. Maintenance and repair costs are charged to expense as incurred. The cost and related accumulated depreciation, depletion and amortization of properties sold or retired are removed from the property accounts and any resulting gain or loss is recorded. Depreciation of plant and equipment has been provided using units-of-production method.

                       OCCIDENTAL CHEMICAL CORPORATION

                                 ADDIS PLANT

                        NOTES TO FINANCIAL STATEMENTS

                       December 31, 1994, 1993 and 1992

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

   Other assets-
   ------------

      Goodwill with a basis of $3,296,000 represents the excess of cost over fair value of net assets at acquisition date and is amortized on the straight-line basis over 25 years. The accumulated amortization was $1,857,000 and $1,725,000 at December 31, 1994 and 1993, respectively.

   Environmental costs-
   --------------------

      Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to existing conditions caused by past operations, and that do not contribute to current or future revenue generation, are expensed. No costs relating to existing conditions caused by past operations were incurred at the Addis Plant during 1994, 1993 or 1992. Reserves for estimated costs are recorded when environmental remedial efforts are probable and the costs can be reasonably estimated. In determining the reserves, OCC uses the most current information available, including similar past experiences, available technology, regulations in effect, the timing of remediation and cost-sharing arrangements.

      The Addis Plant's estimated operating expenses relating to compliance with environmental laws and regulations governing ongoing operations were approximately $3,700,000, $3,400,000 and $3,300,000 in 1994, 1993 and 1992,
respectively. In addition, estimated capital expenditures for environmental compliance in 1993 and 1992 were approximately $200,000 and $100,000, respectively. There were no capital expenditures for environmental compliance in 1994. Management has not identified any material environmental matter, nor has the Addis Plant been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and corresponding state acts, in connection with any such matter. At December 31, 1994 and 1993, there are no environmental reserves related to the Addis Plant.

   Income taxes-
   -------------

      The Addis Plant uses the asset and liability method required by Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes" (see Note 7). Deferred income taxes are recorded at enacted rates to recognize the future effects of temporary differences which arise between financial statement assets and liabilities and their basis for income tax reporting purposes. Income tax expense and deferred income tax liabilities are determined as though the Addis Plant filed separate U.S. federal and state corporate income tax returns. Current income tax liabilities determined on a separate return basis are included in Owner's investment in the accompanying financial statements.

      OCC includes the Addis Plant's operations in determining its taxable income, and joins with Occidental in filing a consolidated U.S. federal income tax return.

   Significant customers-
   ----------------------

      Sales to the top three customers accounted for 16%, 12% and 10% of external sales in 1994; 19%, 12% and 11% in 1993; and 17%, 14% and 12% in 1992.

                        OCCIDENTAL CHEMICAL CORPORATION

                                 ADDIS PLANT

                         NOTES TO FINANCIAL STATEMENTS

                       December 31, 1994, 1993 and 1992

(2) RECEIVABLES-

      As of December 31, 1994 and 1993, OCC transferred to an Occidental affiliate trade receivables of the Addis Plant under a revolving sale program amounting to $11,709,000 and $7,749,000, respectively, with recourse, in connection with the ultimate sale for cash of such receivables. OCC transferred the receivables to the affiliate in a noncash transaction that was reflected as a reduction in the Addis Plant's Owner's investment. OCC has retained the collection responsibility with respect to the receivables sold. An interest in new receivables is transferred monthly representing the net difference between newly created receivables and collections made from customers.

(3) ACCOUNTING CHANGES-

      Effective January 1, 1992, the Addis Plant adopted SFAS No. 106 "Employer's Accounting for Postretirement Benefits Other Than Pensions" on the immediate recognition basis. This statement required that the cost of these benefits, which are primarily health care related, be recognized in the financial statements during the employees' active working careers. The Addis Plant recorded a charge of $543,000, which is net of a $350,000 income tax benefit, as of January 1, 1992 to reflect the cumulative effect of the change in accounting principle (see Note 8).

      In December 1992, the Financial Accounting Standards Board issued SFAS No. 112 "Employers' Accounting for Postemployment Benefits," which substantially changed the existing method of accounting for employer benefits provided to inactive or former employees after employment but before retirement. This statement requires that the cost of postemployment benefits be recognized in the financial statements during employees' active working careers. OCC adopted SFAS No. 112, effective January 1, 1994, but the adoption did not have a material impact on the Addis Plant's financial position or results of operations.

(4) INVENTORIES-

      Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) cost method was used in determining the costs of raw materials and finished goods. Materials and supplies inventories were determined using the weighted average cost method. Inventories consisted of the following as of December 31 (in thousands):


                                             1994         1993
                                            --------     -------

            Raw materials                    $ 1,114     $ 1,461
            Materials and supplies             1,428       1,165
            Finished goods                     4,604       8,990
                                            --------     -------
                                               7,146      11,616
            LIFO/lower of cost
             or market reserve                (1,023)       (472)
                                            --------     -------
            Inventory at lower of cost
             or market                      $  6,123     $11,144
                                            ========     =======

      During 1994 and 1992, certain inventory quantities carried at LIFO were reduced. These reductions resulted in a liquidation of LIFO inventory quantities, the effect of which did not have a material impact on cost of sales.

                        OCCIDENTAL CHEMICAL CORPORATION

                                  ADDIS PLANT

                         NOTES TO FINANCIAL STATEMENTS

                       December 31, 1994, 1993 and 1992

(5)   PROPERTY, PLANT AND EQUIPMENT -

      Property, plant and equipment at December 31 consisted of the following (in thousands):

                                          1994          1993
                                        --------      --------
      Land and land improvements        $  4,115      $  4,115
      Buildings                            7,498         7,445
      Machinery and equipment             80,338        77,023
      Construction in progress               883         2,154
                                        --------      --------
                                          92,834        90,737
      Accumulated depreciation           (47,678)      (43,219)
                                        --------      --------
                                        $ 45,156      $ 47,518
                                        ========      ========

(6)   LEASE COMMITMENTS -

      At December 31, 1994, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

           1995...........................   $1,239
           1996...........................    1,043
           1997...........................      993
           1998...........................      737
           1999...........................      431
           Thereafter.....................        -
                                             ------
           Total minimum lease payments...   $4,443
                                             ======

      Rental expense totaled approximately $1,570,000, $1,474,000 and $1,712,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

                        OCCIDENTAL CHEMICAL CORPORATION

                                  ADDIS PLANT

                         NOTES TO FINANCIAL STATEMENTS

                       December 31, 1994, 1993 and 1992

(7)   INCOME TAXES -

      Income tax expense (benefit) for the years ended December 31, 1994, 1993 and 1992 consists of the following (in thousands):

                                            1994       1993      1992
                                           ------     ------    ------
      Current U.S. federal                 $2,753      $ 92     $(279)
      Current state                           461        16       (43)
      Deferred U.S. federal                  (191)       69      (353)
      Deferred tax charge due to
        federal income tax rate change          -       268         -
      Deferred state                          (48)       17       (90)
                                           ------      ----     -----
                                           $2,975      $462     $(765)
                                           ======      ====     =====

      The following table reconciles the maximum statutory U.S. federal income tax rate multiplied by the Addis Plant's income (loss) before taxes to the recorded income tax expense (benefit) (in thousands):

                                            1994       1993      1992
                                           ------     ------    ------
      U.S. federal income tax at 35%
        (34% at December 31, 1992)         $2,740     $132      $(724)
      State income tax expense,
        net of U.S. federal benefit           268       21        (88)
      Goodwill amortization and other
        nondeductible expenses                 48       47         47
      Current benefit from graduated
        U.S. federal rates                    (81)      (6)         -
      Deferred U.S. federal income tax
        expense resulting from rate
        increase on August 10, 1993             -      268          -
                                           ------     ----      -----
                                           $2,975     $462      $(765)
                                           ======     ====      =====

      As discussed in Note 1, the Addis Plant accounts for income taxes on a separate return basis under SFAS No. 109. Temporary differences are associated with the financial statement assets and liabilities shown in the table below. Deferred income tax assets and liabilities have been recorded in the following amounts as of December 31 (in thousands):


                              1994                            1993
                    --------------------------      --------------------------
                          Deferred Tax                    Deferred Tax
                    Assets         Liabilities      Assets         Liabilities
                    ------         -----------      ------         -----------
Property, plant and
  equipment         $    -         $(13,021)        $    -         $(13,068)
Other assets             -              (66)             -              (56)
Accrued liabilities    114                -              -                -
Other liabilities      598                -            493                -
Deferred state
  income tax           806                -            823                -
                    ------         --------         ------         --------
                    $1,518         $(13,087)        $1,316         $(13,124)
                    ======         ========         ======         ========

                       OCCIDENTAL CHEMICAL CORPORATION

                                 ADDIS PLANT

                        NOTES TO FINANCIAL STATEMENTS

                       December 31, 1994, 1993 and 1992

(8)   RETIREMENT PLANS AND POSTRETIREMENT BENEFITS-

      The Addis Plant participates in defined contribution retirement plans sponsored by Occidental for all of its salaried employees that provide for periodic contributions by OCC based on the base salary and age level of the eligible employees. Such contributions are invested in guaranteed-investment contracts with insurance companies and in other high-quality fixed-income investments. The Addis Plant expensed $237,000, $245,000 and $236,000 under the provisions of these plans during the years ended December 31, 1994, 1993 and 1992, respectively.

      OCC provides medical, dental and life insurance for certain active, retired, and disabled employees and their eligible dependents. Beginning in 1993, certain salaried participants pay for all medical cost increases in excess of increases in the Consumer Price Index (CPI). The benefits generally are funded by OCC as the benefits are paid during the year. The cost of providing these benefits is based on claims filed and insurance premiums paid for the period.

      The 1994, 1993 and 1992 postretirement benefits costs of $112,000, $134,000 and $129,000, as discussed in the table below, are based on an allocation of the OCC actuarial study using participant counts as of January 1, 1994.

      As discussed in Note 3, effective January 1, 1992, OCC adopted SFAS No.
106. This statement required that the cost of postretirement benefits other than pensions, which are primarily for health care, be accrued as a form of deferred compensation earned during the period that employees render service, rather than the previously permitted practice of accounting for such costs as claims were paid. OCC elected immediate recognition of the net obligation at January 1, 1992. The related charge for the Addis Plant included an allocation of OCC's previously unrecognized accumulated postretirement benefit obligation of $543,000, which is net of a $350,000 income tax benefit. These allocations are also based on participant counts as of January 1, 1994.

     The postretirement benefit obligation as of December 31, 1994 and 1993 was determined by application of the terms of medical, dental, and life insurance plans, including the effect of established maximums on covered costs, together with relevant actuarial assumptions and health-care cost trend rates projected at a CPI increase of 4 percent. Because salaried participants pay for all medical cost increases in excess of increases in the CPI, there is no effect of a 1 percent annual increase in these assumed cost trend rates on the accumulated postretirement benefit obligation or the annual service and interest costs in 1994. The weighted average discount rate used in determining the accumulated postretirement benefit obligation as of December 31, 1994 and 1993 was 7.5 percent. The plans are unfunded.

                        OCCIDENTAL CHEMICAL CORPORATION

                                  ADDIS PLANT

                         NOTES TO FINANCIAL STATEMENTS

                       December 31, 1994, 1993 and 1992

(8) RETIREMENT PLANS AND POSTRETIREMENT BENEFITS-(continued)

      The following table sets forth the accrued postretirement benefit costs at December 31 (in thousands):



                                                      1994       1993
                                                    -------     -------


    Accumulated postretirement benefit obligation:
      Retirees                                      $    75     $  137
      Fully eligible active plan participants           397        482
      Other active plan participants                    586        857
                                                     -------    ------
    Total accumulated postretirement benefit
     obligation                                       1,058      1,476
    Unrecognized net gain (loss)                        193       (329)
                                                    -------    -------
    Accrued postretirement benefit cost             $ 1,251     $1,147
                                                    =======    =======

      Net periodic postretirement benefit cost included the following components for the years ended December 31, 1994, 1993 and 1992 (in thousands):




                                              1994     1993       1992
                                             ------   ------     ------

     Service cost-benefits attributed to
       service during the period             $ 41     $ 49        $ 53

     Interest cost on accumulated
       postretirement benefit obligation       71       85          76
                                           ------    -----      ------
     Net periodic postretirement benefit
       cost                                  $112     $134        $129
                                           ======    =====      ======



(9) RELATED PARTY TRANSACTIONS-

      Transactions with other plants and affiliates of OCC included purchases of feedstocks of $93,241,000 in 1994, $67,932,000 in 1993 and $58,885,000 in 1992.
These purchases are recorded at market value.

      The Addis Plant has been charged for certain financial and operational support services provided by OCC. Charges for such support services included in cost of sales and selling, general and administrative costs in the accompanying statements of operations totaled $4,424,000, $3,564,000 and $3,636,000 in 1994,
1993 and 1992, respectively. These charges were allocated based on ratios including such factors as revenues, operating income, fixed assets, and working capital in a reasonable and consistent manner.

      Included in the above allocations are research and development costs, which are charged to operations by OCC as incurred, and were $389,000, $226,000 and $408,000 in 1994, 1993 and 1992, respectively. These charges are included in selling, general and administrative costs in the accompanying financial statements.

      The Addis Plant incurred interest expense of $788,000 in 1994, 1993 and 1992 on a note payable to an affiliate due on November 30, 1995 with an outstanding balance of $7 million and an interest rate of 11.25 percent. Other net advances from owner and affiliates included in Owner's investment in the accompanying Balance Sheets bear no interest.

                        OCCIDENTAL CHEMICAL CORPORATION

                                  ADDIS PLANT

                         NOTES TO FINANCIAL STATEMENTS

                       December 31, 1994, 1993 and 1992

(10) SALE OF ADDIS PLANT-

     In 1986, the Federal Trade Commission (FTC) initiated an administrative proceeding against OCC alleging that its acquisition of facilities from Tenneco Polymers, Inc. in Pasadena, Texas and Burlington, New Jersey, violated antitrust laws. The administrative complaint sought rescission of the acquisition agreement and divestiture of the acquired assets. In 1993, the FTC issued an opinion and final order of divestiture. OCC petitioned for review to the U.S. Court of Appeals for the Second Circuit (Second Circuit). A settlement was subsequently reached under which OCC agreed to divest its facilities in Burlington and, in lieu of Pasadena, Addis, Louisiana, and refrain from acquiring polyvinyl chloride assets for a period of 10 years without FTC approval. The Second Circuit approved the settlement in January 1994.

     Borden has agreed to purchase selected assets and liabilities of the Addis Plant, primarily including, but not limited to, property, plant and equipment and inventories. The assets and liabilities included in these financial statements are those required to present the Addis Plant as a stand-alone entity and include certain assets and liabilities that are not included in the sale to Borden.

             PRO FORMA COMBINED FINANCIAL STATEMENTS (UNAUDITED)


   On May 2, 1995, the Partnership through the Operating Partnership completed the acquisition of Occidental Chemical Corporation's (OxyChem) Addis, Louisiana PVC resin production facility and certain related assets (the Addis Assets) and assumption of certain obligations relating to the Addis Assets. The purchase price for the Addis Assets was $104.3 million, subject to certain customary post-closing adjustments.

   The following pro forma financial statements assume the acquisition of the Addis Assets, the issuance of $200.0 million of senior unsecured notes ("the Senior Notes") at a 9.5% interest rate, borrowings of $65.0 million under the revolving credit facility at 7.4% (current 6 month LIBOR rate plus 1%), and the retirement of the existing $150.0 million of notes (Notes) of the Operating Partnership (collectively, the Transactions).

   The following pro forma combined financial statements give effect to the acquisition of the Addis Assets under the purchase method of accounting. The pro forma combined financial statements are based on the historical financial statements of the Partnership and of the Addis Plant of OxyChem (Addis Plant) and the estimates and assumptions set forth herein and on page 33. The data presented herein is not necessarily indicative of the results of operations or financial position that the Partnership would have obtained had such events occurred at the beginning of the period, as assumed, or of the future results of the Partnership.

   The pro forma combined balance sheet as of December 31, 1994 combines the Addis Plant December 31, 1994 balance sheet with the Partnership's December 31, 1994 balance sheet, assuming the Transactions occurred as of December 31, 1994, which was the end of the Partnership's latest fiscal period. The pro forma combined statements of income combine the historical statements of operations for the Addis Plant and the Partnership for the year ended December 31, 1994 assuming the Transactions occurred as of January 1, 1994.

                 PRO FORMA COMBINED BALANCE SHEET (UNAUDITED)

                            AS OF DECEMBER 31, 1994

                                (In thousands)

                                            Addis       Pro Forma      Pro Forma
         ASSETS               Partnership   Plant      Adjustments      Combined
         ------               -----------   -----      -----------     ---------
Cash......................... $ 74,126      $     2    $     (2)(a)    $ 73,708
                                                           (418)(b)
Accounts receivable..........  121,631                                  121,631
Inventories..................   28,131        6,123                      34,254
Other current assets.........    2,831          230        (230)(a)       2,831
                              --------      -------    --------        --------
  Total current assets.......  226,719        6,355        (650)        232,424

Property and equipment, net..  283,319       45,156      94,600 (b)     377,919
                                                        (45,156)(c)
Other assets.................   32,866        1,593      (1,593)(a)      40,199
                                                          7,850 (b)
                                                           (517)(d)
                              --------      -------    --------        --------
  Total assets............... $542,904      $53,104    $ 54,534        $650,542
                              ========      =======    ========        ========

LIABILITIES AND OWNER'S EQUITY
- ------------------------------

Accounts and drafts payable.. $ 50,706      $ 1,709    $ (1,709)(a)    $ 50,706
Current portion of long-term
  debt.......................   30,000        7,000      (7,000)(a)           0
                                                        (30,000)(b)
Other current liabilities....   89,039          570        (570)(a)      87,194
                                                         (1,845)(b)
                              --------      -------    --------        --------
Total current liabilities....  169,745        9,279     (41,124)        137,900
                              --------      -------    --------        --------
Long-term debt...............  120,000                  145,000 (b)     265,000

Other liabilities............    7,424       13,067     (13,067)(a)       7,368
                                                             (5)(d)
                                                            (51)(c)
                              --------      -------    --------        --------
  Total Other Liabilities....  127,424       13,067     131,877         272,368
                              --------      -------    --------        --------
Owner's Investment - Addis...                30,758     (30,758)(a)
Partners' Capital:
  Common Unitholders.........  244,443                     (507)(d)     239,036
                                                         (4,900)(e)
  General partner............    1,292                       (5)(d)       1,238
                                                            (49)(e)
                              --------      -------    --------        --------
  Total partners' capital....  245,735            0      (5,461)        240,274
                              --------      -------    --------        --------
  Total liabilities & owners'
    equity................... $542,904      $53,104    $ 54,534        $650,542
                              ========      =======    ========        ========

            PRO FORMA COMBINED STATEMENT OF OPERATIONS (UNAUDITED)

                     FOR THE YEAR ENDED DECEMBER 31, 1994

                     (In thousands, except per unit data)


                                          Addis     Pro Forma      Pro Forma
                          Partnership     Plant     Adjustments    Combined
                          -----------     -----     -----------    ---------
Net trade sales ........     $657,752    $137,323                   $795,075
                             --------    --------                   --------

Expenses:
   Cost of goods sold ..      446,216     126,238     (2,260)(f)     571,367
                                                       1,173 (g)
   Marketing, general
    & administrative
    expense ............       21,092       2,164     (1,914)(f)      21,342

   General Partner
    incentive ..........       20,616                                 20,616
   Interest expense ....       16,342         788       (788)(f)      23,941
                                                       7,599 (h)
   Other expenses ......        7,081         304        786 (i)       8,204
                                                          33 (j)
                             --------    --------   --------        --------

       Total expense ......   511,347     129,494      4,629         645,470
                             --------    --------   --------        --------
Income before taxes .......   146,405       7,829     (4,629)        149,605
Income tax expense ........         0       2,975     (2,975)(f)           0
                             --------    --------   --------        --------
Net income ................  $146,405    $  4,854   $ (1,654)       $149,605
                                         ========   ========
   Less 1% General Partner
      Interest ............    (1,464)                                (1,496)
                             --------                               --------
Net income applicable to
   Limited Partners'
   interest ...............  $144,941                               $148,109
                             ========                               ========
Net income per Unit .......  $   3.94                               $   4.03
                             ========                               ========
Average number of Units
   outstanding during the
   period ................     36,750                                 36,750
                             ========                               ========

             NOTES TO THE PRO FORMA COMBINED FINANCIAL STATEMENTS

(a) Reflects the elimination of certain historical assets and liabilities of the Addis Plant excluded from the acquisition transaction, as well as of OxyChem's historical investment.

(b) Reflects the acquisition of the Addis Assets and the effects of the financing as follows:

    Proceeds from issuance of $200.0 million of Senior Notes net of repayments of Notes....................   $ 50,000
    Proceeds from borrowings under the revolving credit facility...........................................     65,000
    Payment of debt issuance costs of the Senior Notes of $7.25 million, arrangement and commitment fees for the revolving credit facility of $0.6 million payment of accrued interest as of December 31, 1994 on the Notes of $1.845 million, and payment of
       the premium on the prepayment of the Notes of $5.0 million..........................................    (14,695)
                                                                                                              --------
                                                                                                               100,305

    Cash acquisition price of $104.3 million net of purchase price adjustment of $3.6 million
       based on December 31, 1994 inventory values.........................................................    100,723
                                                                                                              --------

    Acquisition price in excess of net proceeds (such excess assumed to be funded from cash
       on hand)............................................................................................   $   (418)
                                                                                                              ========

    The cash acquisition price has been allocated for pro forma purposes based upon the
       General Partner's preliminary estimate of the fair market value of the assets acquired:
            Inventories....................................................................................   $  6,123
            Property, plant and equipment..................................................................     94,600
                                                                                                              --------
                                                                                                              $100,723
                                                                                                              ========

(c) Reflects the elimination of historical basis in fixed assets acquired.
(d) Reflects the write-off of the remaining debt issuance costs related to the Notes.
(e) Reflects the effect of the payment of a premium related to the prepayment of the Notes. The prepayment premium would be accounted for as an extraordinary loss on early extinguishment of debt; as such, it is reflected as a reduction of Partners' Capital in the pro forma balance sheet as of December 31, 1994. The prepayment premium is not reflected in the pro forma statements of income due to its nonrecurring nature. The prepayment premium amount ($5.0 million) represents an approximate amount calculated as of March 31, 1995 on the assumption that the premium will be the excess of (i) estimated fair value of the Notes over (ii) the outstanding principal of the accrued interest on the Notes after certain other adjustments.
(f) Reflects the elimination of certain OxyChem costs (interest, taxes and certain corporate expenses allocated to depict the Addis Plant on a stand-alone basis and which are considered to substantially duplicate existing Operating Partnership functions) that would not have been incurred under ownership by the Operating Partnership, net of anticipated corporate costs of $0.25 million annually that are estimated to be allocated from the General Partner based on customary methods for the expected incremental activity related to the Addis Assets.
(g) Reflects the net increase in depreciation over historical Addis Plant depreciation using the increased basis in fixed assets and depreciable lives of 30 years and 15 years for buildings and equipment, respectively.
(h) Reflects the net additional interest from the issuance of $200.0 million of Senior Notes (at a 9.5% rate) and from borrowings under the revolving credit facility (at 7.4%) over the interest on the $150.0 million of Notes assumed to be retired in the pro forma financial statements. A one-half percent rate change on the borrowings under the revolving credit facility would result in a $0.325 million change to the pro forma interest expense and net income.
(i) Reflects the straight-line amortization of debt issuance costs related to the Senior Notes over 10 years and of costs related to the revolving credit facility over 3 years, net of the elimination of the amortization of debt issuance costs related to the Notes.
(j) Reflects effect of the Addis Plant and pro forma adjustments on Minority Interest in Consolidated Subsidiary.

Item 6. Exhibits and Reports of Form 8-K
- ----------------------------------------

  (a) Exhibits
      --------

  2.1/(1)(2)/ Asset Transfer Agreement dated as of August 12, 1994 as amended as of January 10, 1995 and March 16, 1995 between Borden Chemicals and Plastics Operating Limited Partnership (the "Operating Partnership") and Occidental Chemical Corporation ("OxyChem"), and the forms of VCM Supply Agreement and PVC Tolling Agreement annexed thereto

              Borden Chemicals and Plastics Limited Partnership hereby agrees to provide the Commission upon request copies of any omitted schedules required by Item 601(1)(2) of Regulation S-K.

  2.1.1 Third Amendment of Asset Transfer Agreement dated as of May 2, 1995 between the Operating Partnership and OxyChem

  23.         Consent of Arthur Andersen LLP

  27.         Financial Data Schedule

  (b)         Reports on Form 8-K
              -------------------

     No reports on Form 8-K were filed by the Registrant during the first quarter 1995.


     /1/ Filed as an exhibit to Borden Chemicals and Plastics Operating Limited Partnership's Registration Statement on Form S-1 (File No. 33-85186) and incorporated by reference in this Form 10-Q Quarterly Report.

     /2/ Confidential treatment granted as to certain provisions.



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


                                     BORDEN CHEMICALS AND PLASTICS LIMITED
                                      PARTNERSHIP
                                       By BCP Management, Inc.,
                                       General Partner



                                     By  /s/  JAMES O. STEVNING
                                       -------------------------------
                                              James O. Stevning
                                              Controller and Principal
                                              Accounting Officer

Date: May 12, 1995