Form 10-Q
period 1995-06-30
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 1995-08-14
CIK 821202

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995

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


                                ---------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes  X    No    .
                                               ---      ---

        Number of Common Units outstanding as of the close of business on August 10, 1995: 36,750,000.

================================================================================

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                   Three Months    Three Months
                                                       Ended           Ended
(In thousands except per Unit data)                June 30, 1995   June 24, 1994
                                                   -------------   -------------
Revenues
  Net trade sales                                     $157,043        $119,661
  Net affiliated sales                                  30,620          30,010
                                                      --------        --------
    Total revenues                                     187,663         149,671
                                                      --------        --------
Expenses
  Cost of goods sold
    Trade                                              106,867          88,831
    Affiliated                                          22,612          22,906
  Marketing, general and administrative expenses         5,588           5,059
  Interest expense                                       4,716           4,108
  Incentive distribution to General Partner              9,818           2,654
  Other (income) and expense, including
    minority interest                                    1,308             849
                                                      --------        --------
    Total expenses                                     150,909         124,407
                                                      --------        --------

Income before extraordinary item                        36,754          25,264

Extraordinary loss on early extinguishment of
 debt                                                   (6,912)              0
                                                      --------        --------

Net income                                            $ 29,842        $ 25,264
                                                      ========        ========


PER UNIT DATA, NET OF 1% GENERAL PARTNER INTEREST:

Income per Unit before extraordinary loss             $   0.99        $   0.68

Extraordinary loss per Unit                              (0.19)           0.00
                                                      --------        --------

Net income per Unit                                   $   0.80        $   0.68
                                                      ========        ========

Average # of Units outstanding during the period        36,750          36,750
                                                      ========        ========

Cash distributions declared per Unit                  $   1.42        $   0.65
                                                      ========        ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                     Six Months      Six Months
                                                       Ended           Ended
(In thousands except per Unit data)                June 30, 1995   June 24, 1994
                                                   -------------   -------------
Revenues
  Net trade sales                                     $319,531        $214,482
  Net affiliated sales                                  82,938          54,170
                                                      --------        --------
    Total revenues                                     402,469         268,652
                                                      --------        --------
Expenses
  Cost of goods sold
    Trade                                              189,035         175,321
    Affiliated                                          48,935          43,321
  Marketing, general and administrative expenses        11,119           9,565
  Interest expense                                       8,801           7,902
  Incentive distribution to General Partner             22,893           2,654
  Other (income) and expense, including
    minority interest                                    1,445             997
                                                      --------        --------
    Total expenses                                     282,228         239,760
                                                      --------        --------

Income before extraordinary item                       120,241          28,892

Extraordinary loss on early extinguishment of
 debt                                                   (6,912)              0
                                                      --------        --------

Net income                                            $113,329        $ 28,892
                                                      ========        ========


PER UNIT DATA, NET OF 1% GENERAL PARTNER INTEREST:

Income per Unit before extraordinary loss             $   3.24        $   0.78

Extraordinary loss per Unit                              (0.19)           0.00
                                                      --------        --------

Net income per Unit                                   $   3.05        $   0.78
                                                      ========        ========
Average # of Units outstanding during the
 period                                                 36,750          36,750
                                                      ========        ========

Cash distributions declared per Unit                  $   3.19        $   0.86
                                                      ========        ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                    Six Months      Six Months
                                                       Ended           Ended
(In thousands)                                     June 30, 1995   June 24, 1994
                                                   -------------   -------------
CASH FLOWS FROM OPERATIONS

  Net Income                                          $113,329        $ 28,892
  Adjustments to reconcile net income to net
   cash provided by operating activities:

    Extraordinary loss on early extinguishment
     of debt                                             6,912               0
    Depreciation                                        23,447          21,845
    Decrease (increase) in receivables                  10,660         (17,989)
    (Increase) decrease in inventories, net of
     effect from acquired business                     (14,406)          2,122
    Increase in payables                                 1,125           4,059
    (Decrease) increase in incentive distribution
     payable                                            (2,047)          2,654
    Increase (decrease) in accrued interest              1,322            (270)
    Other, net                                             878           2,804
                                                      --------        --------

                                                       141,220          44,117
                                                      --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES

  Cash paid for acquisition                           (100,376)              0
  Capital expenditures                                  (5,822)         (9,451)
                                                      --------        --------

                                                      (106,198)         (9,451)
                                                      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net proceeds from issuance of long-term debt         200,000               0
  Proceeds from short-term borrowings                   65,000               0
  Payment of debt issuance costs                        (7,466)              0
  Repayment of long-term debt, including
   prepayment penalty                                 (156,912)              0
  Cash distributions paid                             (126,835)        (14,478)
                                                      --------        --------

                                                       (26,213)        (14,478)
                                                      --------        --------

Increase in cash and equivalents                         8,809          20,188

Cash and equivalents at beginning of period             74,126           9,054
                                                      --------        --------

Cash and equivalents at end of period                 $ 82,935        $ 29,242
                                                      ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Interest paid during the period                     $  7,479        $  8,172
                                                      ========        ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                      June 30,      December 31
(In thousands)                                          1995            1995
                                                   -------------   -------------
ASSETS

Cash and equivalents                                  $ 82,935        $ 74,126

Accounts receivable
  Trade                                                 90,016          84,330
  Affiliated                                            20,955          37,301
Inventories
  Finished goods                                        37,669          19,591
  Raw materials                                          9,197           8,540
Other current assets                                     1,783           2,831
                                                      --------        --------
    Total current assets                              $242,555        $226,719
                                                      --------        --------

Investments in and advances to affiliated companies      4,074           3,772
Other assets                                            37,624          29,094
                                                      --------        --------
                                                        41,698          32,866
                                                      --------        --------

Land                                                    16,370          12,051
Buildings                                               45,894          37,931
Machinery and equipment                                608,942         523,517
                                                      --------        --------
                                                       671,206         573,499
  Less accumulated depreciation                       (311,874)       (290,180)
                                                      --------        --------
                                                       359,332         283,319
                                                      --------        --------
                                                      $643,585        $542,904
                                                      ========        ========

LIABILITIES AND PARTNERS' CAPITAL

Accounts and drafts payable                           $ 51,831        $ 50,706
Cash distributions payable                              52,811          60,999
Short-term borrowing                                    65,000               0
Current portion of long-term debt                            0          30,000
Incentive distribution payable to General Partner        9,818          11,865
Accrued interest                                         3,167           1,845
Other accrued liabilities                               12,973          14,330
                                                      --------        --------
  Total current liabilities                            195,600         169,745
                                                      --------        --------

Long-term debt                                         200,000         120,000
Minority interest in consolidated subsidiary             1,899           1,953
Other long-term liabilities                              5,669           5,471
                                                      --------        --------
                                                       207,568         127,424
                                                      --------        --------
Partners' capital
  Common Unitholders                                   239,407         244,443
  General Partner                                        1,010           1,292
                                                      --------        --------
    Total partner's capital                            240,417         245,735
                                                      --------        --------
                                                      $643,585        $542,904
                                                      ========        ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                  (Unaudited)


(In thousands)
                                   LIMITED         GENERAL
                                   PARTNERS        PARTNER          TOTAL
                                   --------        -------        ---------
Balances December 31, 1993         $ 228,862       $  1,343       $ 230,205

Net income                            28,603            289          28,892

Cash distributions declared          (31,605)          (346)        (31,951)
                                   ---------       --------        ---------

Balances June 24, 1994             $ 225,860       $  1,286       $ 227,146
                                   =========       ========       =========



Balances December 31, 1994         $ 244,443       $  1,292       $ 245,735

Net income                           112,196          1,133         113,329

Cash distributions declared         (117,232)        (1,415)       (118,647)
                                   ---------       --------       ---------

Balances June 30, 1995             $ 239,407       $  1,010       $ 240,417
                                   =========       ========       =========

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

        Per Unit data in the accompanying financial statements is derived by subtracting the General Partner's 1% interest from the income captions and dividing the results by the Average Units Outstanding.

2. Acquisition and Financing

        On May 2, 1995, the Partnership, through its subsidiary operating partnership ("the Operating Partnership"), completed the purchase of Occidental Chemical Corporation's ("OxyChem") Addis, Louisiana PVC manufacturing facility and related assets. The Addis Facility has an annual proven production capacity of 450 million pounds per year, which will increase the Operating Partnership's stated annual capacity for PVC resin production by approximately 50%. The cash purchase price for the Addis assets was $100,376, subject to certain customary post closing adjustments.

        On May 1, 1995 the Operating Partnership issued $200,000 aggregate principal amount of senior unsecured notes (the Senior Notes). The net proceeds from this offering were used to prepay the previously outstanding $150,000 aggregate principal amount of existing notes plus related prepayment premium of $6,912 reflected as an extraordinary loss in the second quarter of 1995, and accrued interest. The remaining proceeds were used to fund a portion of the purchase price of the Addis Facility.

        A $100 million revolving credit facility was obtained during the quarter. Borrowings under this facility were $65 million at June 30, 1995.

        The following pro forma financial information gives effect to the transactions discussed above on the results of operations for the six months ended June 30, 1995 and June 24, 1994 as if the transactions occurred on January 1, 1994.

                                                 Six Months Ended
                                          -------------------------------
                                          June 30, 1995     June 24, 1994
                                          -------------     -------------
Total Revenues                               $457,275          $333,316

Income before extraordinary item:
  Income                                     $124,602          $ 28,940
  Income per Unit                            $   3.36          $   0.78

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

        Under the EIA, Borden has agreed, subject to certain specified limitations, to indemnify the Partnership in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Partnership. The Partnership is responsible for environmental liabilities arising from facts or circumstances that existed and requirements that become effective on or after such date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after such date, Borden and the Partnership will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each of the matter and the amount of time each has operated the assets in question (to the extent relevant). No claims can be made under the EIA after November 30, 2002, and no claim can, with certain exceptions, be made with respect to the first $500 of liabilities which Borden would otherwise be responsible for thereunder in any year, but such excluded amounts shall not exceed $3,500 in the aggregate. Excluded amounts under the EIA have aggregated approximately $2,700 through June 30, 1995.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 1995 COMPARED TO QUARTER ENDED JUNE 24, 1994

Total Revenues

        Total revenues during the second quarter of 1995 increased $38.0 million or 25.4% to $187.7 million from $149.7 million in the second quarter of 1994. This increase was the net result of a $41.5 million increase in PVC Polymers Products revenues, an $8.3 million decrease in Methanol and Derivatives and a $4.8 million increase in Nitrogen Products revenues.

        Total revenues for PVC Polymers increased 49.5% as a result of a 19% increase in selling prices and a 26% increase in sales volumes. These increases were due to the purchase of the Addis facility and the increased demand for PVC resins resulting from strength in the construction and automotive industries, as well as other industries.

        Total revenues for Methanol and Derivatives decreased 17.6% as a result of a 12% decrease in selling prices and a 7% decrease in sales volumes. The decreases in price and volume were due to a significant drop in demand for MTBE, a downstream application of methanol as a gasoline additive.

        Total revenues for Nitrogen Products increased 25% as a result of a 39% increase in selling prices offset by a 10% decrease in sales volumes. Ammonia selling prices increased significantly fueled primarily by strong domestic demand and the worldwide tightness in the ammonia market. Urea volumes declined due to reduced domestic demand as a fertilizer caused by poor weather; however, selling prices remained well over 1994 levels.

Costs of Goods Sold

        Total cost of goods sold increased 16.9% to $129.5 million in the current period from $111.7 million in the year-ago period. The increase was a result of the increased volumes discussed above with raw material costs remaining constant as unit cost decreases for chlorine and natural gas were offset by increased ethylene costs. Expressed as a percentage of total revenues, cost of goods sold decreased to 69% of total revenues in 1995 from 75% in 1994, resulting in improved gross margins and net income for the Partnership.

        Gross margins for PVC Polymers Products increased 124% as a result of the improved selling prices and volumes discussed above, partially offset by a net increase in raw material costs.

        Gross margins for Methanol and Derivatives decreased 14% as a result of the decreased volumes and selling prices discussed above, offset by reduced natural gas costs.

        Gross margins for Nitrogen Products increased 26% on the strength of significantly improved urea and ammonia selling prices and reduced natural gas costs.

Incentive Distribution to General Partner

        An incentive distribution to the General Partner of $9.8 million was generated in the second quarter of 1995 as a result of cash distribution to Unitholders of $1.42 per Unit exceeding $0.3647 per Unit ("the Target Distribution"). The distributions generated in the second quarter of 1994 of $0.65 per Unit resulted in an incentive distribution of $2.7 million to the General Partner.

Extraordinary Loss on Early Extinguishment of Debt

        The Partnership incurred a loss of $6.9 million, or 19 cents per Unit, in the second quarter of 1995 as a result of a prepayment premium on $150 million in debt retired in the quarter. See Acquisition and Financing.

Net Income

        Net income was $29.8 million compared to $25.3 million in 1994. As discussed above, the primary reasons for the improved operating performance were significant selling price increases and volume improvements in PVC resins and nitrogen products, offset partially by declines in methanol and derivatives, increased incentive distribution of the General Partner, and the extraordinary loss.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS ENDED JUNE 24, 1994

Total Revenues

        Total revenues during the first six months of 1995 increased $133.8 million or 49.8% to $402.5 million from $268.7 million in the first six months of 1994. This increase was the result of a $76.4 million increase in PVC Polymers Products revenues, a $37.8 million increase in Methanol and Derivatives revenues and a $19.7 million increase in Nitrogen Products revenues.

        Total revenues for PVC Polymers Products increased 50.0% as a result of a 23% increase in selling prices and a 22% increase in sales volumes. These increases were due to the purchase of the Addis facility and the increased demand for PVC resins resulting from strength in the construction and automotive industries, as well as other industries.

        Total revenues for Methanol and Derivatives increased 45.1% as a net result of a 48% increase in selling prices and a 2% decline in sales volumes. These results reflect the historically high selling prices of the first quarter of 1995 that decreased dramatically during the second quarter as demand for MTBE declined.

        Total revenues for Nitrogen Products increased 61.7% as a result of a 50% increase in selling prices and an 8% increase in sales volumes. Ammonia selling prices increased significantly fueled primarily by strong domestic demand and the worldwide tightness in the ammonia market. Urea selling prices also showed significant improvements.

Cost of Goods Sold

        Total cost of goods sold increased 8.9% to $238.0 million in the current period from $218.6 million in the year ago period. The increase was a result of the increased volumes discussed above substantially offset by an aggregate raw material cost decrease of approximately 4% comprised of unit cost decreases for chlorine and natural gas offset by increased ethylene costs. Expressed as a percentage of total revenues, cost of goods sold decreased to 59% of total revenues in 1995 from 81% in 1994, resulting in greatly improved gross margins and net income for the Partnership.

        Gross margins for PVC Polymers Products increased 262% as a result of the improved selling prices and volumes discussed above, partially offset by a net increase in raw material costs.

        Gross margins for Methanol and Derivatives increased 164% as a result of the increased volumes and significantly higher selling prices discussed above, combined with reduced natural gas costs.

        Gross margins for Nitrogen Products improved from a near break-even position in 1994 to a profitable position in 1995 on the strength of significantly improved urea and ammonia selling prices, improved volumes and reduced natural gas costs.

Incentive Distribution to General Partner

        The incentive distribution to the General Partner of $22.9 million was generated in the first two quarters of 1995 as a result of the respective quarters cash distributions to Unitholders exceeding the Target Distribution. The distributions generated in the first quarter of 1994 did not exceed the Target Distribution, resulting in no incentive distribution to the General Partner; however, the second quarter distribution did exceed the Target Distribution resulting in an incentive distribution of $2.7 million.

Extraordinary Loss on Early Extinguishment of Debt

        The Partnership incurred a loss of $6.9 million, or 19 cents per Unit, in the second quarter of 1995 as a result of a prepayment premium on $150 million in debt retired in the quarter. See Acquisition and Financing.

Net Income

        Net income was $113.3 million compared to $28.9 million in 1994. As discussed above, the primary reasons for the improved operating performance were significant selling price increased in all product lines and volume improvements in PVC resins and nitrogen products, and a net decrease in raw material costs. Partially offsetting these improvements were the significant increase in the incentive distribution to the General Partner and the extraordinary loss incurred in the second quarter of 1995.

Liquidity and Capital Resources

        Cash Flows from Operations. Cash provided by operations increased to $141.2 million for the first half of 1995, as compared to $44.1 million for the first half of 1994. The increase was primarily attributable to the improved operating performance discussed above.

        Cash Flows from Investing Activities. The Partnership paid $100.4 million for the acquisition of a PVC manufacturing facility in the second quarter of 1995. See Acquisition and Financing. 1994 capital expenditures reflect the completion of the urea granulation and expansion project.

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

        Cash distributions of $126.8 million were made during the first half 1995 compared to $14.5 million in the year-ago period. These amounts reflect the payment of cash distributions declared for the two immediately proceeding quarters. Cash distributions with respect to interim periods are not necessarily indicative of cash distributions with respect to a full year. Moreover, due to the cyclical nature of the Partnership's business, past cash distributions are not necessarily indicative of future cash distributions.

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

Acquisition and Financing

        On May 2, 1995, the Partnership, through the Operating Partnership, completed the purchase of Occidental Chemical Corporation's Addis, Louisiana PVC manufacturing facility and related assets. The Addis Facility has an annual proven production capacity of 450 million pounds per year, which will increase the Operating Partnership's stated annual capacity for PVC resin production by approximately 50%. The cash purchase price for the Addis assets was $100.4 million.

        On May 1, 1995, the Operating Partnership issued $200,000 aggregate principal amount of senior unsecured notes (the Senior Notes). The proceeds from this offering, net of $7.5 million of debt issuance costs, were used to prepay the previously outstanding $150,000 aggregate principal amount of existing notes plus a related $6.9 million prepayment premium. The remaining proceeds were used to fund a portion of the purchase price of the Addis Facility.

Liquidity

        The Partnership expects to satisfy its cash requirements, including the requirements of the Addis Facility, through internally generated cash and borrowings. In connection with the acquisition of the Addis Facility, the Partnership entered into a Revolving Credit Facility which provides a $100.0 million line of credit for capital expenditures (including the acquisition), working capital and general partnership purposes. Borrowings under the Revolving Credit Facility were $65.0 million at June 30, 1995. The amount available under the facility reduces to $75.0 million on January 1, 1996, $50.0 million on January 1, 1997 and terminates December 31, 1997. The facility may be extended for one year with the consent of the lenders. The Partnership has terminated its previous $20.0 million credit facility.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

        Louisiana Groundwater Remediation Settlement Agreement
        ------------------------------------------------------

        In 1985, LDEQ and Borden, Inc. ("Borden") entered into a settlement agreement (the "Settlement Agreement") that called for the implementation of a long term groundwater and soil remediation program at the Geismar complex to address contaminants, including ethylene dichloride ("EDC"). Also during this time frame, Borden commenced closure of various units identified to have been contributors to the EDC contamination underlying the Geismar complex. Borden and the Partnership have implemented the Settlement Agreement, and have worked in cooperation with the LDEQ to remediate the groundwater and soil contamination. The Settlement Agreement contemplated, among other things, that Borden would install a series of groundwater monitoring and recovery wells, and recovery trench systems. The Partnership believes that it already has sufficiently identified the extent of the groundwater plume. Nevertheless, the Partnership intends to do additional drilling and testing for the purpose of addressing issues raised by LDEQ concerning whether the extent of the groundwater contamination has been identified. Borden has paid substantially all of the costs to date of the Settlement Agreement. It is unknown how long the remediation program will continue or whether the LDEQ will require the Partnership to incur costs to take further remedial measures in response to data generated by the planned additional testing. If the LDEQ requires the Partnership to take further remedial measures, the Partnership anticipates that a portion of such costs would be covered by an Environmental Indemnity Agreement. The extent to which any costs for further remedial measures required by LDEQ will be covered by the Environmental Indemnity Agreement will depend, in large part, on whether such remedial measures respond to facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale by Borden of the Geismar and Illiopolis plants to the Partnership.

        Federal Environmental Enforcement Proceeding
        --------------------------------------------

        On October 27, 1994, the U.S. DOJ acting at the request of the EPA filed an action against the Operating Partnership, the Partnership, and the General Partner in the United States District Court for the Middle District of Louisiana ("Geismar enforcement proceeding"). The complaint seeks civil penalties for alleged violations of RCRA, CERCLA and the Clean Air Act at the Geismar facility, as well as corrective action at that facility. Prior to the filing of the complaint, the Partnership and DOJ had engaged in settlement discussions, and the Partnership expects that such discussions will continue.

        The federal government's primary allegations for which it seeks penalties include claims that (i) the Partnership's export to South Africa of a partially depleted mercuric chloride catalyst for recycling violated RCRA; (ii) the Partnership should have applied for RCRA permit for operation of its valorization of chlorinated residual ("VCR") unit and related tanks before August 1991; and (iii) the Partnership should have applied for a RCRA permit for the north trench sump at the Geismar complex because such sump allegedly stored, or disposed of, hazardous waste. The government's allegations include other claims related to these and other alleged RCRA violations, as well as claims of alleged violations of immediate release reporting requirements under CERCLA and requirements governing particulate matter emissions under the Clean Air Act. The Partnership plans to vigorously defend all of the above allegations.

        During the early 1990's, the Partnership sent partially depleted mercuric chloride catalyst to a facility in South Africa for recovery of the mercury. See the following "Export of Partially Depleted Mercuric Chloride
                            ----------------------------------------------
Catalyst." In 1993, LDEQ had determined that the catalyst was to a hazardous
--------
waste. However, because of a belief by the EPA that the partially depleted catalyst could be a hazardous waste and a reversal of LDEQ's 1993 determination, and pending the outcome of the Geismar enforcement proceeding, the Partnership has ceased exporting the partially depleted mercuric chloride catalyst for recycling and is currently handling it as if it were a hazardous waste. Accordingly, even if a court should determine that the partially depleted catalyst was a hazardous waste when it was exported, the Partnership does not anticipate that it would incur material additional expenditures to continue to manage the partially depleted catalyst as a hazardous waste.

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

        In May 1995, certain adjoining landowners at the Geismar complex filed a motion to intervene in the Geismar enforcement proceedings claiming rights under CERCLA and RCRA to protect their property interests. The Partnership plans to vigorously defend against this intervention.

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

        If the Partnership is unsuccessful in either the Declaratory Judgment Action or the Geismar enforcement proceedings, it may also be subject to costs for corrective action. The federal government also can require corrective action for a facility subject to RCRA permit requirements. Corrective action could require the Partnership to conduct investigatory and remedial activities at the Geismar complex concurrently with the groundwater monitoring and remedial program that the Partnership is currently conducting under the Settlement Agreement with LDEQ. The DOJ has advised the Partnership that it intends to seek facility-wide corrective action to address potential contamination at the Geismar complex. EPA has indicated that it intends to evaluate the adequacy of the existing groundwater remediation project performed under the Settlement Agreement with LDEQ, and to determine the potential for other areas of contamination on or near the Geismar complex. The cost of any corrective action could be material, depending on the scope of such corrective action. However, the actual cost of a facility-wide corrective action cannot be identified until the EPA provides substantially more information to the Partnership.

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

        Export of Partially Depleted Mercuric Chloride Catalyst
        --------------------------------------------------------

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

        The Partnership believes that Thor's operations have included the production of mercuric chloride catalyst and the recovery of mercury from partially depleted catalyst. Recovery of mercury at Thor's facility was discontinued in March 1994 when the Department of Health in South Africa refused to renew a temporary license that had been granted to Thor. At such time, there were drums of partially depleted catalyst at the facility which had been shipped by the Partnership to Thor. In addition, in the spring of 1994 there were drums of other materials at the Thor facility which the Partnership had not sent there. According to Thor, less than 25% of the drums of material at the Thor facility, had been shipped by the Partnership to Thor.

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

        The contract between the Partnership and Thor provides that title to, risk of loss, and all other incidents of ownership of the partially depleted catalyst would pass from the Partnership to Thor when the catalyst reached South Africa. The Partnership does not believe that it is liable for disposing of the drums of partially depleted catalyst remaining at the Thor facility that were shipped by the Partnership. Nonetheless, in the event that the Partnership should be required to dispose of the remaining drums at the facility shipped by the Partnership, the Partnership estimates that such cost would not be in excess of $4 million.

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

        Borden Environmental Indemnity
        ------------------------------

        Under the Environmental Indemnity Agreement, subject to certain conditions, Borden has agreed to indemnify the Partnership in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Partnership (the "Transfer Date"). The Partnership is responsible for environmental liabilities arising from facts or circumstances that existed and requirements in effect on or after the Transfer Date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after the Transfer Date, Borden and the Partnership will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the asset in question (to the extent relevant). No claims can be made under the Environmental Indemnity Agreement after November 30, 2002, and no claim can, with certain exceptions, be made with respect to the first $500,000 of liabilities which Borden would otherwise be responsible for thereunder in any year, but such excluded amounts shall not exceed $3.5 million in the aggregate. Excluded amounts under the Environmental Indemnity Agreement have aggregated approximately $2.7 million through June 30, 1995.

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

ITEM 6, EXHIBITS AND REPORTS OF FORM 8-K
----------------------------------------

        (a) Exhibits
            --------

         3.0  Restated to Certificate of Incorporation, dated May 3, 1995
        10.0  1995 long term long incentive plan


                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BORDEN CHEMICALS AND PLASTICS LIMITED
                                 PARTNERSHIP
                                  By BCP Management, Inc.
                                  General Partner

                                By    /s/ JAMES O. STEVNING
                                  -------------------------------
                                        James O. Stevning
                                        Controller and Principal
                                        Accounting Officer

Date: August 11, 1995