Form 10-Q
period 1995-09-30
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 1995-11-13
CIK 821202

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

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


                             --------------------


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


                             --------------------


     Number of Common Units outstanding as of the close of business on November 10, 1995: 36,750,000.

================================================================================

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             Three Months        Three Months
                                                                Ended               Ended
(In thousands except per Unit data)                         Sept. 30, 1995      Sept. 23, 1994
----------------------------------------------------------------------------------------------
Revenues
   Net trade sales                                                $161,005            $130,940
   Net affiliated sales                                             25,667              38,541
                                                            --------------      --------------
      Total revenues                                               186,672             169,481
                                                            --------------      --------------
Expenses
   Cost of goods sold
      Trade                                                        124,028              83,472
      Affiliated                                                    22,745              24,111
   Marketing, general and administrative expenses                    5,663               5,733
   Interest expense                                                  5,105               4,107
   Incentive distribution to General Partner                         4,980               6,097
   Other (income) and expenses, including
      minority interest                                                340               5,315
                                                            --------------      --------------
      Total expenses                                               162,861             128,835
                                                            --------------      --------------
Net income                                                         $23,811             $40,646
                                                            ==============      ==============

Per Unit Data, net of 1% General Partner interest:

Net income per Unit                                                  $0.64               $1.09
                                                            ==============      ==============

Average # of Units outstanding during the period                    36,750              36,750
                                                            ==============      ==============

Cash distributions declared per Unit                                 $0.90               $1.02
                                                            ==============      ==============

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             Nine Months         Nine Months
                                                                Ended               Ended
(In thousands except per Unit data)                         Sept. 30, 1995      Sept. 23, 1994
----------------------------------------------------------------------------------------------
Revenues
   Net trade sales                                                $480,536            $345,422
   Net affiliated sales                                            108,605              92,711
                                                            --------------      --------------
      Total revenues                                               589,141             438,133
                                                            --------------      --------------
Expenses
   Cost of goods sold
      Trade                                                        313,063             258,793
      Affiliated                                                    71,680              67,432
   Marketing, general and administrative expenses                   16,782              15,298
   Interest expense                                                 13,906              12,009
   Incentive distributions to General Partner                       27,873               8,751
   Other (income) and expenses, including
      minority interest                                              1,785               6,312
                                                            --------------      --------------
      Total expenses                                               445,089             368,595
                                                            --------------      --------------
Income before extraordinary item                                   144,052              69,538

Extraordinary loss on early extinguishment of debt                  (6,912)                  0
                                                            --------------      --------------
Net income                                                        $137,140             $69,538
                                                            ==============      ==============

Per Unit Data, net of 1% General Partner interest:

Income per Unit before extraordinary loss                            $3.88               $1.87

Extraordinary loss per Unit                                          (0.19)               0.00
                                                            --------------      --------------
Net income per Unit                                                  $3.69               $1.87
                                                            ==============      ==============

Average # of Units outstanding during the period                    36,750              36,750
                                                            ==============      ==============

Cash distributions per Unit                                          $4.09               $1.88
                                                            ==============      ==============

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    Nine Months       Nine Months
                                                                                       Ended             Ended
(In thousands)                                                                     Sept. 30, 1995    Sept. 23, 1994
--------------------------------------------------------------------------------------------------------------------

Cash Flows from Operations

  Net Income                                                                             $137,140           $69,538
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Extraordinary loss on early extinguishment of debt                                      6,912                 0
    Depreciation                                                                           36,378            32,941
    Decrease (increase) in receivables                                                     15,004           (34,305)
    (Increase) decrease in inventories, net of effect from acquired business               (7,916)            3,389
    (Decrease) increase in payables                                                        (6,193)            3,348
    (Decrease) increase in incentive distribution payable                                  (6,885)            6,097
    Increase in accrued interest                                                            6,127             3,825
    Other, net                                                                                437             8,524
                                                                                   ---------------   ---------------

                                                                                          181,004            93,357
                                                                                   ---------------   ---------------

Cash Flows From Investing Activities

  Cash paid for acquisition                                                              (100,376)                0
  Capital expenditures                                                                    (10,382)          (14,215)
                                                                                   ---------------   ---------------

                                                                                         (110,758)          (14,215)
                                                                                   ---------------   ---------------

Cash Flows From Financing Activities

  Net proceeds from issuance of long-term debt                                            200,000                 0
  Proceeds from short-term borrowings                                                      65,000                 0
  Payment of debt issuance costs                                                           (7,466)                0
  Repayment of long-term debt, including prepayment penalty                              (156,912)                0
  Cash distributions paid                                                                (179,646)          (38,633)
                                                                                   ---------------   ---------------

                                                                                          (79,024)          (38,633)
                                                                                   ---------------   ---------------

(Decrease) increase in cash and equivalents                                                (8,778)           40,509

Cash and equivalents at beginning of period                                                74,126             9,054
                                                                                   ---------------   ---------------

Cash and equivalents at end of period                                                     $65,348           $49,563
                                                                                   ===============   ===============

Supplemental Disclosures of Cash Flow Information

  Interest paid during the period                                                          $7,779            $8,184
                                                                                   ===============   ===============


               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                    September 30,   December 31,
(In thousands)                                          1995           1994
--------------------------------------------------------------------------------
ASSETS

Cash and equivalents                                  $65,348          $74,126
Accounts receivable
  Trade                                                88,448           84,330
  Affiliated                                           18,179           37,301
Inventories
  Finished goods                                       31,422           19,591
  Raw materials                                         8,954            8,540
Other current assets                                    1,877            2,831
                                                    ---------        ---------
     Total current assets                             214,228          226,719
                                                    ---------        ---------

Investments in and advances to affiliated companies     4,301            3,772
Other assets                                           38,691           29,094
                                                    ---------        ---------
                                                       42,992           32,866
                                                    ---------        ---------

Land                                                   14,086           12,051
Buildings                                              44,228           37,931
Machinery and equipment                               617,211          523,517
                                                    ---------        ---------
                                                      675,525          573,499
     Less accumulated depreciation                   (324,625)        (290,180)
                                                    ---------        ---------
                                                      350,900          283,319
                                                    ---------        ---------
                                                     $608,120         $542,904
                                                    =========        =========
LIABILITIES AND
PARTNERS' CAPITAL

Accounts and drafts payable                           $44,513          $50,706
Cash distributions payable                             33,459           60,999
Short-term borrowing                                   65,000                0
Current portion of long-term debt                           0           30,000
Incentive distribution payable to General Partner       4,980           11,865
Accrued interest                                        7,972            1,845
Other accrued liabilities                              14,021           14,330
                                                    ---------        ---------
     Total current liabilities                        169,945          169,745
                                                    ---------        ---------

Long-term debt                                        200,000          120,000
Minority interest in consolidated subsidiary            1,800            1,953
Other long-term liabilities                             5,606            5,471
                                                    ---------        ---------
                                                      207,406          127,424
                                                    ---------        ---------

Partners' capital
  Common Unitholders                                  229,905          244,443
  General Partner                                         864            1,292
                                                    ---------        ---------
     Total partner's capital                          230,769          245,735
                                                    ---------        ---------
                                                     $608,120         $542,904
                                                    =========        =========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                  (Unaudited)

(in thousands)
--------------------------------------------------------------------------------
                                     Limited         General
                                     Partners        Partner         Total
                                   ------------    -----------    ------------
Balances December 31, 1993           $228,862         $1,343        $230,205

Net income                             68,843            695          69,538

Cash distributions declared           (69,090)          (786)        (69,876)
                                    ---------       --------       ---------

Balances September 23, 1994          $228,615         $1,252        $229,867
                                    =========       ========       =========

Balances December 31, 1994           $244,443         $1,292        $245,735

Net income                            135,769          1,371         137,140

Cash distributions declared          (150,307)        (1,799)       (152,106)
                                    ---------       --------       ---------

Balances September 30, 1995          $229,905         $  864        $230,769
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

2.   Acquisition and Financing

     On May 2, 1995, the Partnership, through its subsidiary operating partnership ("the Operating Partnership"), completed the purchase of Occidental Chemical Corporation's ("OxyChem") Addis, Louisiana PVC manufacturing facility and related assets ("Addis Facility"). The Addis Facility has an annual proven production capacity of 450 million pounds per year, which will increase the Operating Partnership's stated annual capacity for PVC resin production by approximately 50%. The cash purchase price for the Addis assets was $100,376.

     On May 1, 1995 the Operating Partnership issued $200,000 aggregate principal amount of senior unsecured notes (at a 9 1/2% rate). The net proceeds from this offering were used to prepay the previously outstanding $150,000 aggregate principal amount of existing notes plus related prepayment premium of $6,912 reflected as an extraordinary loss in 1995, and accrued interest. The remaining proceeds were used to fund a portion of the purchase price of the Addis Facility.

     A $100,000 revolving credit facility was obtained during the second quarter of 1995. Borrowings under this facility were $65,000 at September 30, 1995.

     The following pro forma financial information gives effect to the transactions discussed above on the results of operations for the nine months ended September 30, 1995 and September 23, 1994 as if the transactions occurred on January 1, 1994.

                                                   Nine Months Ended
                                            -------------------------------
                                            Sept. 30, 1995   Sept. 23, 1994
                                            --------------   --------------
Total Revenues                                $643,947         $537,799

Income before extraordinary item:
    Income                                    $148,413         $ 70,719
    Income per Unit                           $   4.00         $   1.91

3.   Environmental and Legal Proceedings

     On October 27, 1994, the U.S. Department of Justice (DOJ), at the request of the U.S. Environmental Protection Agency (the EPA), filed an action against the Partnership and the General Partner in the U.S. District Court for the Middle District of Louisiana. The complaint seeks facility-wide corrective action and civil penalties for alleged violations of the federal Resource, Conservation and Recovery Act (RCRA), the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), and The Clean Air Act at the Geismar complex. If the Partnership is unsuccessful in this proceeding, or otherwise subject to RCRA permit requirements, it may be subject to three types of costs:
(i) corrective action: (ii) penalties; and (iii) costs needed to obtain a RCRA permit. Portions of such costs could be subject to the Environmental Indemnity Agreement (EIA) discussed below.

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

    Under the EIA, Borden has agreed, subject to certain specified limitations, to indemnify the Partnership in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Partnership. The Partnership is responsible for environmental liabilities arising from facts or circumstances that existed and requirements that become effective on or after such date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after such date, Borden and the Partnership will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the assets in question (to the extent relevant). No claims can be made under the EIA after November 30, 2002, and no claim can, with certain exceptions, be made with respect to the first $500 of liabilities which Borden would otherwise be responsible for thereunder in any year, but such excluded amounts shall not exceed $3,500 in the aggregate. Excluded amounts under the EIA have aggregated approximately $3,000 through September 30, 1995.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
Quarter Ended September 30, 1995 Compared to Quarter Ended September 23, 1994

Total Revenues

     Total revenues during the third quarter of 1995 increased $17.1 million or 10.0% to $186.7 million from $169.5 million in the third quarter of 1994. This increase was the net result of a $35.9 million increase in PVC Polymers Products revenues, a $26.4 million decrease in Methanol and Derivatives revenues and a $7.8 million increase in Nitrogen Products revenues.

     Total revenues for PVC Polymers Products increased 40.5% as a result of a 5% increase in selling prices and a 29% increase in sales volumes. The increased volume is attributable to the purchase of the Addis facility.

     Total revenues for Methanol and Derivatives decreased 42.3% as a result of a 43% decrease in selling prices with constant sales volumes. The reduction in selling price from record 1994 levels reflects the change from a global shortage of methanol in 1994 to an oversupply in 1995, creating significant pricing reductions from methanol producers.

     Total revenues for Nitrogen Products increased 43.3% as a result of a 8% increase in selling prices and a 33% increase in sales volumes. Volumes and selling prices reflect the continued worldwide tightness in the ammonia market and significant improvement in urea selling prices over low 1994 levels.

Cost of Goods Sold

     Total cost of goods sold increased 36.4% to $146.8 million in the current period from $107.6 million in the year-ago period. The increase was a result of the increased volumes discussed above and an aggregate 4% increase in raw materials costs as unit cost decreases for chlorine and natural gas were more than offset by increased ethylene costs. Expressed as a percentage of total revenues, cost of goods sold increased to 79% of total revenues in 1995 from 63% in 1994, resulting in reduced gross margins and net income for the Partnership.

     Gross margins for PVC Polymers Products decreased 14% as the net increase in raw material ethylene costs exceeded the effect of decreased chlorine costs and improved selling prices and volumes.

     Gross margins for Methanol and Derivatives decreased 62% as a result of the decreased selling prices discussed above, partially offset by reduced natural gas costs.

     Gross margins for Nitrogen Products increased 149% on the strength of significantly improved urea and ammonia selling prices and volumes and reduced natural gas costs.

Incentive Distribution to General Partner

     An incentive distribution to the General Partner of $5.0 million was generated in the third quarter of 1995 as a result of cash distributions to Unitholders of $0.90 per Unit exceeding $0.3647 per Unit ("the Target Distribution"). The distributions generated in the third quarter of 1994 of $1.02 per Unit resulted in an incentive distribution of $6.1 million to the General Partner.

Other (Income) and Expense, Including Minority Interest

     The net expense for the third quarter 1995 was $0.3 million compared to $5.3 million in third quarter 1994. This decrease was primarily due to the non-recurring $4.0 million provision established in the third quarter 1994 for potential expenses related to environmental matters.

Net Income

     Net income for the third quarter 1995 was $23.8 million compared to $40.6 million in 1994. As discussed above, the primary reasons for the decline in operating performance were the reduced margins in PVC Products and Methanol and Derivatives from extremely profitable results in 1994, offset by improved margins in Nitrogen Products and reductions in the Incentive Distribution to General Partner and Other (Income) and Expense, net.

Results of Operations

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 23, 1994

Total Revenues

     Total revenues during the first nine months of 1995 increased $151.0 million or 34.5% to $589.1 million from $438.1 million in the first nine months of 1994. This increase was the result of a $112.3 million increase in PVC Polymers Products revenues, an $11.2 million increase in Methanol and Derivatives revenues and a $27.5 million increase in Nitrogen Products revenues.

     Total revenues for PVC Polymers Products increased 46.5% as a result of an 18% increase in selling prices and a 24% increase in sales volumes. These increases were due to the purchase of the Addis Facility and the increased demand for PVC resins resulting from strength in the construction and automotive industries, as well as other industries.

     Total revenues for Methanol and Derivatives increased 7.7% as a net result of a 9% increase in selling prices and a 1% decline in sales volumes. These results reflect the historically high selling prices of the first quarter of 1995 that decreased dramatically during the second and third quarters.

     Total revenues for Nitrogen Products increased 55.0% as a result of a 34% increase in selling prices and a 16% increase in sales volumes. Ammonia selling prices increased significantly fueled primarily by strong domestic demand and the worldwide tightness in the ammonia market. Urea selling prices also showed significant improvements.

Cost of Goods Sold

     Total cost of goods sold increased 17.9% to $384.7 million in the current period from $326.2 million in the year-ago period. The increase was a result of the increased volumes discussed above substantially offset by an aggregate raw material cost decrease of approximately 5% comprised of unit cost decreases for chlorine and natural gas, partially offset by increased ethylene costs. Expressed as a percentage of total revenues, cost of goods sold decreased to 65% of total revenues in 1995 from 74% in 1994, resulting in improved gross margins and net income for the Partnership.

     Gross margins for PVC Polymers Products increased 111% as a result of the improved selling prices and volumes discussed above, partially offset by a net increase in raw material costs.

     Gross margins for Methanol and Derivatives increased 38% as a result of the higher selling prices discussed above, combined with reduced natural gas costs.

     Gross margins for Nitrogen Products increased 312% on the strength of significantly improved urea and ammonia selling prices, improved volumes and reduced natural gas costs.

Incentive Distribution to General Partner

     The incentive distribution to the General Partner of $27.9 million was generated in the first three quarters of 1995 as a result of the respective quarters cash distributions to Unitholders exceeding the Target Distribution. The distributions generated in the first quarter of 1994 did not exceed the Target Distribution, resulting in no incentive distribution to the General Partner; however, the second and third quarter distributions did exceed the Target Distribution, resulting in an incentive distribution of $8.8 million.

Other (Income) and Expense, Including Minority Interest

     The net expense declined to $1.8 million from $6.3 million primarily as a result of a $4.0 million provision established in 1994 for potential expenses related to environmental matters that were not incurred in 1995.

Extraordinary Loss on Early Extinguishment of Debt

     The Partnership incurred a loss of $6.9 million, or 19 cents per Unit, as a result of a prepayment premium on $150 million in debt retired in the second quarter of 1995. See Acquisition and Financing.

Net Income

     Net income was $137.1 million compared to $69.5 million in 1994. As discussed above, the primary reasons for the improved operating performance were significant selling price increases in all products lines and volume improvements in PVC resins and nitrogen products, a net decrease in raw material costs and a decrease in other expenses. Partially offsetting these improvements were the significant increase in the incentive distribution to the General Partner and the extraordinary loss incurred in the second quarter of 1995.

Liquidity and Capital Resources

     Cash Flows from Operations. Cash provided by operations increased to $181.0 million for the first three quarters of 1995, as compared to $93.4 million in 1994. The increase was primarily attributable to the improved operating performance discussed above.

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

     Cash distributions of $179.6 million were made during the first three quarters of 1995 compared to $38.6 million in the year-ago period. These amounts reflect the payment of cash distributions declared for the three immediately proceeding quarters. Cash distributions with respect to interim periods are not necessarily indicative of cash distributions with respect to a full year. Moreover, due to the cyclical nature of the Partnership's business, past cash distributions are not necessarily indicative of future cash distributions.

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

     On May 1, 1995, the Operating Partnership issued $200.0 million aggregate principal amount of senior unsecured notes (at a 9 1/2% rate). The proceeds from this offering, net of $7.5 million of debt issuance costs, were used to prepay the previously outstanding $150.0 million aggregate principal amount of existing notes plus a related $6.9 million prepayment premium. The remaining proceeds were used to fund a portion of the purchase price of the Addis Facility.

Liquidity

     The Partnership expects to satisfy its cash requirements, including the requirements of the Addis Facility, through internally generated cash and borrowings. In connection with the acquisition of the Addis Facility, the Partnership entered into a Revolving Credit Facility which provides a $100.0 million line of credit for capital expenditures (including the acquisition), working capital and general partnership purposes. Borrowings under the Revolving Credit Facility were $65.0 million at September 30, 1995. The amount available under the facility reduces to $75.0 million on January 1, 1996, $50.0 million on January 1, 1997 and terminates December 31, 1997. The facility may be extended for one year with the consent of the lenders. The Partnership has terminated its previous $20.0 million credit facility.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

     Louisiana Groundwater Remedation Settlement Agreement
     -----------------------------------------------------

     In 1985, LDEQ and Borden, Inc. ("Borden") entered into a settlement agreement (the "Settlement Agreement") that called for the implementation of a long-term groundwater and soil remedation program at the Geismar complex to address contaminants, including ethylene dichloride ("EDC"). Also during this time frame, Borden commenced closure of various units identified to have been contributors to the EDC contamination underlying the Geismar complex. Borden and the Partnership have implemented the Settlement Agreement, and have worked in cooperation with the LDEQ to remediate the groundwater and soil contamination. The Settlement Agreement contemplated, among other things, that Borden would install a series of groundwater monitoring and recovery wells, and recovery trench systems. The Partnership intends to do additional drilling and testing for the purpose of addressing issues raised by LDEQ concerning whether the extent of the groundwater contamination has been identified. Borden has paid substantially all of the costs to date of the Settlement Agreement. It is unknown how long the remediation program will continue or whether the LDEQ will require the Partnership to incur costs to take further remedial measures in response to data generated by the planned additional testing. If the LDEQ requires the Partnership to take further remedial measures, the Partnership anticipates that a portion of such costs would be covered by an Environmental Indemnity Agreement. The extent to which any costs for further remedial measures required by LDEQ will be covered by the Environmental Indemnity Agreement will depend, in large part, on whether such remedial measures respond to facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale by Borden of the Geismar and Illiopolis plants to the Partnership.

     Federal Environmental Enforcement Proceeding
     --------------------------------------------

     On October 27, 1994, the U.S. DOJ, acting at the request of the EPA, filed an action against the Operating Partnership, the Partnership, and the General Partner in the United States District Court for the Middle District of Louisiana ("Geismar enforcement proceeding"). The complaint seeks civil penalties for alleged violations of RCRA, CERCLA and the Clean Air Act at the Geismar facility, as well as corrective action at that facility. Prior to the filing of the complaint, the Partnership and DOJ had engaged in settlement discussions, and the Partnership expects that such discussions will continue.

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

     During the early 1990's, the Partnership sent partially depleted mercuric chloride catalyst to a facility in South Africa for recovery of the mercury. See the following "Export of Partially Depleted Mercuric Chloride Catalyst." In
               --------------------------------------------------------
1993, LDEQ had determined that the catalyst was not a hazardous waste. However, because of a belief by the EPA that the partially depleted catalyst could be hazardous waste and a reversal of LDEQ's 1993 determination, and pending the outcome of the Geismar enforcement proceeding, the Partnership has ceased exporting the partially depleted mercuric chloride catalyst for recycling and is currently handling it as if it were a hazardous waste. Accordingly, even if a court should determine that the partially depleted catalyst was a hazardous waste when it was exported, the Partnership does not anticipate that it would incur material additional expenditures to continue to manage the partially depleted catalyst as a hazardous waste.

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

     Export of Partially Depleted Mercuric Chloride Catalyst
     -------------------------------------------------------

     During the early 1990's, the Partnership shipped partially depleted mercuric chloride catalyst to the facility of Thor Chemicals S.A. (PTY) Limited ("Thor") in Cato Ridge, South Africa for recovery of mercury. In 1993, the

LDEQ determined that the partially depleted catalyst was not a hazardous waste, although LDEQ reversed this position in 1994. The Partnership disagrees with this reversal. The Partnership did not send mercury-containing sludge to the Thor facility.

     The Partnership believes that Thor's operations have included the production of mercuric chloride catalyst and the recovery of mercury from partially depleted catalyst. Recovery of mercury at Thor's facility was discontinued in March 1994 when the Department of Health in South Africa refused to renew a temporary license that had been granted to Thor. At such time, there were drums of partially depleted catalyst at the facility which had been shipped by the Partnership to Thor. In addition, in the spring of 1994 there were drums of other materials at the Thor facility which the Partnership had not sent there. According to Thor, less than 25% of the drums of material at the Thor facility had been shipped by the Partnership to Thor.

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

     Borden Environmental Indemnity
     ------------------------------

     Under the Environmental Indemnity Agreement, subject to certain conditions, Borden has agreed to indemnify the Partnership in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Partnership (the "Transfer Date"). The Partnership is responsible for environmental liabilities arising from facts or circumstances that existed and requirements in effect on or after the Transfer Date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after the Transfer Date, Borden and the Partnership will share liabilities on an equitable basis considering all the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the asset in question (to the extent relevant). No claims can be made under the Environmental Indemnity Agreement after November 30, 2002, and no claim can, with certain exceptions, be made with respect to the first $0.5 million of liabilities which Borden would otherwise be responsible for thereunder in any year, but such excluded amounts shall not exceed $3.5 million in the aggregate. Excluded amounts under the Environmental Indemnity Agreement have aggregated approximately $3.0 million through September 30, 1995.

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

    (a) Exhibits
        None

    (b) Reports on Form 8-K
        None



SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BORDEN CHEMICALS AND PLASTIC LIMITED
                                         PARTNERSHIP
                                          By BCP Management, Inc.,
                                          General Partner


                                        By    /s/ JAMES O. STEVNING
                                          -----------------------------------
                                                  James O. Stevning
                                                  Controller and Principal
                                                  Accounting Officer

Date: November 13, 1995