Form 10-K405
period 1995-12-31
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 1996-03-27
CIK 821202

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:  DECEMBER 31, 1995    Commission file number:  1-9699
                            -----------------                             ------

                         BORDEN CHEMICALS AND PLASTICS
                              LIMITED PARTNERSHIP


           Delaware                                           31-1269627
   -----------------------                               -------------------
   (State of organization)                               (I.R.S. Employer
                                                         Identification No.)


     Highway 73, Geismar, Louisiana 70734                  (614) 225-4482
 --------------------------------------------              --------------
  (Address of principal executive offices)            (Registrant's telephone
                                                      number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------
Depositary Units Representing                    New York Stock Exchange
Common Units


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     NONE

                      __________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X     No _____.
                                                  -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein. [x]

                       __________________________________

     Aggregate market value in thousands of the Common Units held by non-affiliates of the Registrant based upon the average sale price of such Units on February 9, 1996 was approximately $505 million.

Number of Common Units outstanding as of the close of business on February 9, 1996: 36,750,000.

================================================================================
The Exhibit Index is located herein at sequential page 36.

                                    PART I
ITEM I. BUSINESS
----------------

GENERAL

  Borden Chemicals and Plastics Limited Partnership (the "Company" or "Partnership") is a limited partnership formed in 1987 to acquire, own and operate polyvinyl chloride resins ("PVC"), methanol and other chemical plants located in Geismar, Louisiana, and Illiopolis, Illinois, that were previously owned and operated by Borden, Inc. ("Borden"). The three principal product groups manufactured at these facilities are (i) PVC Polymers Products, which consist of PVC resins and feedstocks (such as vinyl chloride monomer ("VCM") and acetylene), (ii) Methanol and Derivatives, which consist of methanol and formaldehyde, and (iii) Nitrogen Products, which consist of ammonia and urea. During 1995, PVC Polymers Products, Methanol and Derivatives and Nitrogen Products accounted for 61%, 25% and 14%, respectively, of the Company's revenues.

  The Company seeks to increase its productive capacity through selective expansions of its existing facilities and "debottlenecking" of production facilities at its plants. From 1988 to 1995, the Company increased overall capacity of the Geismar and Illiopolis plants by 22.5% through various expansions and "debottlenecking" projects at a cost of approximately $55 million.

  On May 2, 1995, the Company, through its subsidiary operating partnership (the "Operating Partnership"), completed the purchase of Occidental Chemical Corporation's ("OxyChem") Addis, Louisiana PVC manufacturing facility and related assets ("Addis Facility"). The Addis Facility has an annual proven production capacity of 450 million pounds per year, which increased the Company's stated annual capacity for PVC resin production by approximately 50%. The cash purchase price for the Addis Facility was $100.4 million (see "Acquisition").

  The Company's production complex at Geismar, Louisiana, its plant at Illiopolis, Illinois, and the Addis Facility produce products for the following applications:

-----------------------------------------------------------------------------
PRODUCTS                       LOCATION         PRINCIPAL APPLICATIONS
-----------------------------------------------------------------------------
   PVC POLYMERS PRODUCTS
    PVC                        Geismar        Water distribution pipe, residential
                               Illiopolis     siding, wallcoverings, vinyl flooring
                               Addis

    VCM                        Geismar        Raw material for the Company's
                                              PVC operations
   METHANOL AND DERIVATIVES
    Methanol                   Geismar        Formaldehyde, MTBE, adhesives and
                                              fibers or raw materials for the
                                              Company's formaldehyde operations

    Formaldehyde               Geismar        Pressed wood products, adhesives,
                                              fibers
   NITROGEN PRODUCTS
    Ammonia                    Geismar        Fertilizers, fibers, plastics,
                                              explosives

    Urea                       Geismar        Fertilizers, animal feeds, adhesives
                                              plastics

  The Company's plants generally can be operated at rates in excess of stated capacity to take advantage of market opportunities without undue adverse effects. References to capacity assume normal operating conditions, including downtime and maintenance. The Company's objective is to operate the Geismar, Illiopolis and Addis plants at or near full capacity because of the reduced operating costs per unit of output at full operation.

  The integrated design of the Company's plants provides it with a high degree of flexibility to shift production volumes according to market conditions efficiently utilize by-product streams. The Company's products are produced through the highly integrated lines set below:


PVC POLYMERS PRODUCTS

  PVC Resins - PVC is the second largest volume plastic material produced in the world. The Company produces general purpose and specialty purpose PVC resins at three plants - one located at the Geismar complex, one at Illiopolis and another at Addis - with stated annual capacities of 500 million, 380 million and 450 million pounds of PVC resins, respectively. The PVC resin plants operated at approximately 98% and 107% of combined capacity in 1995 and 1994, respectively. Although there have been year-to-year fluctuations in product mix, the Company has over time concentrated on the higher margin grades of PVC resin and reduced its dependence on commodity pipe grade PVC resins, which have historically experienced lower margins. Based on data from the Society of the Plastics Industry, the Company believes its production currently accounts for approximately 10% of total industry domestic capacity of PVC resins.

  The PVC resin industry experienced strong demand during 1994 and the first half of 1995. Producer inventories during this time were reduced to minimal levels, while plants were operating at maximum capacities. As a result, published prices for PVC resins increased from an average of $0.32 per pound during the fourth quarter of 1993 to an average of $0.40 per pound during the third quarter of 1995. Beginning in the fourth quarter of 1994, the continued buildup of PVC inventories worldwide by converters peaked resulting in reduced PVC purchases during the second half of 1995. This has caused the published prices of PVC resins to drop to approximately $0.31 per pound during the fourth quarter of 1995. The Company anticipates PVC pricing will improve during the second half of 1996.

  During 1995 and 1994, approximately 10% and 12%, respectively, of the Company's total production of PVC resins was sold to Borden for use in its downstream vinyl conversion operations. The balance was purchased by many customers, none of which accounted for more than 8% of total PVC sales dollars. Unless there is a shortage of PVC resin capacity in the industry, demand for PVC resins generally tends to be seasonal with higher demand during spring months and lower demand during winter months.

  Production Process. PVC resins are produced by the polymerization of VCM, a raw material produced by the Company. The production by the Company of certain specialty grades of PVC resins also involves the use of certain quantities (approximately 8.7 million pounds annually) of vinyl acetate monomer, a raw material not produced by the Company. The Company purchases quantities of vinyl acetate monomer from Borden (which in turn purchases such raw material in bulk from third parties) or from unrelated third parties. Purchases from Borden have been and will be at prices that do not exceed the market price of vinyl acetate monomer.

  All the VCM used by the Company's Geismar and Illiopolis PVC resin plants is obtained from the Company's two Geismar VCM plants discussed below. Substantially all of the production of such VCM plants is consumed by the Company's PVC resins plants at Geismar and Illiopolis. The Geismar PVC resin plants obtain VCM from the Company's adjacent VCM plants in the Geismar complex and the Illiopolis PVC resin plant obtains VCM from the Company's Geismar plant via rail. The VCM requirement at the Addis Facility is currently supplied by OxyChem which has arranged for physical delivery to the Addis Facility by pipeline via exchange, but which may also be supplied by rail car from OxyChem's plant in Deer Park, Texas or from OxyChem's joint venture facility ("OxyMar") in Corpus Christi, Texas.

  VCM is principally used in the production of PVC resins. The Company produces VCM by two processes: an ethylene process and an acetylene process. The finished product of both of these processes is essentially identical but the production costs vary depending on the cost of raw materials and energy. The ability to produce VCM by either process allows the Company the flexibility of favoring the process that results in the lower cost at any particular time.

  Ethylene-Based VCM. Ethylene-based VCM ("VCM-E") is produced by the Company at a 630 million pound stated annual capacity plant at the Geismar complex. The plant operated at approximately 106% and 103% of capacity during 1995 and 1994, respectively. Substantially all of the production of the VCM-E plant is consumed by the Company's PVC resin plants at the Geismar complex and Illiopolis.

  Ethylene and chlorine constitute the principal feedstocks used in the production of VCM-E. Both feedstocks are purchased by the Geismar plant from outside sources.

  Acetylene-Based VCM. Acetylene-based VCM ("VCM-A") is produced at a 320 million pound stated annual capacity plant at the Geismar complex. During both 1995 and 1994, the plant operated at approximately 88% of capacity. All of the VCM-A produced at the Geismar complex is consumed by the PVC resin plants at Geismar and Illiopolis.

  The Geismar complex contains the only VCM-A plant in the United States. The integration of the VCM-A plant with the other plants on site provides stability, cost and efficiency benefits to the plants located at the Geismar complex. Although ethylene has generally been regarded as a lower cost feedstock for the production of VCM, the VCM-A plant reduces the overall processing costs of the Geismar complex because the acetylene plant produces as a by-product acetylene off-gas, which is used as a feedstock in the production of methanol. In addition, hydrochloric acid, a feedstock used in the production of VCM-A, is produced as a by-product by the adjacent VCM-E plant. Furthermore, certain industrial plants located near the Geismar complex have excess supplies of hydrochloric acid that the Company is generally able to purchase at relatively low cost.

  In addition to hydrochloric acid, acetylene is a primary feedstock used in the production of VCM-A.

  Acetylene. Acetylene is primarily used as a feedstock for VCM-A and for other chemical intermediates. The Company has a 50% interest in a 200 million pound stated annual capacity acetylene plant at the Geismar complex, with the remaining 50% interest held by BASF Corporation ("BASF"). During 1995 and 1994, the plant operated at approximately 103% and 96%, respectively, of capacity, with all production being consumed by either the Company or BASF.

  During 1995, approximately 58% of the total production of the acetylene plant was used internally as a principal feedstock of the Geismar VCM-A plant. BASF accounted for approximately 42% of the plant's 1995 production, less than its full 50% share of production. Acetylene not required by BASF is available to the Company at cost.

It is anticipated that excess acetylene will be available at cost to the Company through at least 1996.

  The principal feedstocks used in the production of acetylene are natural gas and oxygen. Oxygen is obtained from certain air separation units and related air compression systems, which are jointly owned by the Company, BASF and Air Liquide America Corporation pursuant to joint venture arrangements. For a description of the Company's arrangements for the purchase of natural gas, see "Raw Materials".
--------------

  As long as a subsidiary of Borden is the general partner of the Company, the plant will be operated and managed by employees of such general partner pursuant to an operating agreement with BASF. The agreement provides that, if a Borden subsidiary ceases to be the general partner, BASF will have the exclusive right to become the operator of the plant and the personnel necessary to operate the plant will be encouraged to accept employment with BASF. The Company's interest in the acetylene plant and the air separation systems is subject to certain rights of first refusal and limitations on transfer. In addition, the Company and the third parties who hold the other interests in such assets have mutual rights under certain circumstances, to require the other party to purchase its interests.

  The Company's principal competitors in the sale of PVC include Shintech, Formosa Plastics, OxyChem and Geon.

METHANOL AND DERIVATIVES

  Methanol - Methanol is used primarily as a feedstock in the production of other chemicals. Such chemicals include formaldehyde, which is used in the manufacture of wood building products and adhesives, and MTBE, which is used as a gasoline additive. During the fourth quarter of 1995, the Company completed an expansion of its existing methanol plant. This expansion increased the Company's stated annual capacity by 30 million gallons to 330 million gallons per year. During 1995 and 1994, the plant operated at approximately 108% and 102%, respectively, of capacity.

  From early 1994 through early 1995, market conditions for methanol improved significantly due to limited growth in the supply of methanol and industry consolidation during the past several years as well as strong demand for MTBE and formaldehyde. Methanol sales prices have declined since early 1995 and recent industry announcements indicated sales at contract prices in the range of $0.40 to $0.45 per gallon. The outlook for methanol continues to be uncertain, but the Company believes that its methanol sales prices during 1996 are likely to remain at current levels. The Company believes its stated annual capacity represents approximately 14% of total domestic capacity. The Company's main competitors in the sale of methanol include Methanex, Terra Industries, Hoechst Celanese and Lyondell.

  In 1995, approximately 42% of methanol production was sold to third parties (other than Borden). Borden accounted for approximately 28% of such production for its downstream formaldehyde production. Approximately 19% of production was used internally in the production of formaldehyde and the remaining approximately 11% was used primarily to satisfy tolling and exchange arrangements. No customer (other than Borden) accounted for more than 12% of total methanol sales dollars in 1995.

  The primary raw material feedstock used in the production of methanol is natural gas. The efficiency of the Geismar methanol plant has been enhanced by using the by-product of the Geismar acetylene plant, acetylene off-gas, as a partial substitute feedstock for purchased natural gas. Natural gas represented approximately 65% of the Company's total cost of producing methanol during 1995.

  Formaldehyde. Formaldehyde is a chemical intermediate used primarily in the production of plywood and other pressed wood products. The Company produces 50%-
concentration formaldehyde (which is 50% formaldehyde and 50% water) at three units at the Geismar complex. The formaldehyde plants have annual capacities of 270, 190 and 180 million pounds per year, respectively, for the 50%-concentration formaldehyde. During 1995 and 1994, the three plants operated at approximately 102% and 99%, respectively, of combined capacity. The smaller plant also is capable of producing urea-formaldehyde concentrate for the fertilizer industry. If operated for production of urea-formaldehyde, the smaller plant's stated annual capacity would be 125 million pounds.

  Formaldehyde demand generally is influenced by the construction industry and housing starts. Total United States production capacity of 50%-concentration formaldehyde is approximately 7.4 billion pounds, with the formaldehyde units at the Geismar complex representing 640 million pounds, approximately 9%, of such total. Major competitors of the Company include Georgia Pacific and Neste.

  During 1995, approximately 32% of formaldehyde production was sold to Borden and approximately 2% was utilized by the Company in the production of urea-formaldehyde concentrate for the fertilizer industry. The remaining 66% was purchased by an unaffiliated third party pursuant to a ten-year supply contract signed in 1989. The contract requires the Company to supply in the future up to 78% of its annual capacity to the third party to the extent necessary to satisfy that party's formaldehyde requirements.

  The principal feedstock used in the production of formaldehyde is methanol. The Geismar formaldehyde plants obtain all such feedstock from the adjacent methanol plant.

  Borden produces formaldehyde and urea-formaldehyde concentrate at other facilities located in the United States and facilities outside the United States. The Company does not have any interest in such other facilities and, accordingly, Borden may be a competitor of the Company with respect to formaldehyde and urea-formaldehyde concentrate. The Partnership Agreement provides that the Company may not significantly expand the capacity of the Geismar formaldehyde plants without special approval. The Company is intended to be a limited purpose partnership and the Partnership Agreement provides that the General Partner shall have no duty to propose or approve, and in its sole discretion may decline to propose or approve, any such expansion.

NITROGEN PRODUCTS

  Ammonia. Ammonia is a commodity chemical used primarily for fertilizer applications and as an intermediate for other agricultural chemicals such as pesticides and herbicides. Approximately 85% of domestic ammonia production is consumed directly or indirectly in fertilizer applications. The Company produces ammonia at a 400,000 ton stated annual capacity plant located at the Geismar complex. During 1995 and 1994, the Company operated at approximately 109% and 96%, respectively, of capacity.

  In the latter half of 1993 and continuing throughout 1994 and 1995, the worldwide supply of ammonia experienced a series of disruptions and reductions due to plant shutdowns, operating problems and interruptions in the supply of natural gas, the primary feedstock in the production of ammonia. At the same time, demand for ammonia, particularly in Asia (China, India and Pakistan), increased for both industrial and fertilizer applications. These factors combined to cause occasional shortages of ammonia in the United States, which is a net importer of nitrogen products, and increase selling prices for ammonia.

  Demand for ammonia is seasonal, with prices tending to be higher in the spring and fall months than during the remainder of the year. In addition, fertilizer demand is sharply affected by swings in crop acreage.

  During 1995, approximately 64% of ammonia production was sold to third parties (other than Borden), approximately 35% of production was used by the Company's adjacent urea plant, and approximately 1% of production was sold to Borden. During 1995, five customers accounted for approximately 60% of total ammonia sales dollars with no customer accounting for more than 22% of total ammonia sales dollars.

  The Company's stated annual capacity represents just under 2% of total North American capacity. The Company's major competitors include Arcadian, Farmland and Terra Industries.

  Urea. Urea is a commodity chemical which is used primarily in fertilizer applications. Approximately 80% of domestic production of urea is consumed in fertilizer applications. Urea's high nitrogen content (46%) makes it an effective and popular dry nitrogen fertilizer. In addition, urea is used in the production of urea-formaldehyde resins used in the wood building products industry.

  The Company produces granular urea at a 250,000 ton stated annual capacity plant at the Geismar complex. During 1995 and 1994, the plant operated at approximately 103% and 91%, respectively, of capacity.

  Because of the importance of the agricultural chemical industry as a market for urea, demand is affected sharply by swings in crop acreage. In addition, like ammonia, demand for urea is seasonal, with prices tending to be higher in the spring and fall months than during the remainder of the year. Worldwide urea production has expanded rapidly over the past 20 years, particularly in countries with abundant supplies of low cost natural gas. Like ammonia, urea demand has suffered during recent years from reduced United States fertilizer demand. It also has been affected even more severely than ammonia by imports from third world countries because storage and shipping of urea is easier and less costly than is the case with ammonia. Competition from imports has moderated recently as the declining value of the United States dollar has made United States markets less attractive.

  Urea prices remained stable in 1995 due to many of the same factors which influenced the price of ammonia. However, unlike ammonia, the supply of urea has increased during this time period as several new world scale plants came on stream. This factor has kept urea prices at relatively stable levels in spite of the increasing demand.

  During 1995, approximately 61% of the Company's urea was sold to third parties, approximately 38% to Borden, and the remaining approximately 1% was used internally by the Company in the production of urea-formaldehyde concentrate.

  The Company's stated annual capacity represents approximately 3% of total North American capacity. The Company's major competitors include Arcadian, Unocal and CF Industries.

  The principal feedstocks used in the production of urea are ammonia and carbon dioxide, which the Company obtains from its adjacent ammonia plant.

RAW MATERIALS

  The principal purchased raw material used in the Company's operations is natural gas. In 1995, the Company purchased over 65 million MMBTUs of natural gas for feedstock and as an energy source. Currently, the Company is one of the largest industrial purchasers of natural gas in the state of Louisiana. Natural gas is supplied by pipeline to the Geismar complex by six major natural gas suppliers. In 1995, natural gas represented 30%, 56% and 65% of total production costs for acetylene, ammonia and methanol, respectively, and 26% of the Company's total production costs. The Company purchases the majority of its natural gas under long-term, market sensitive supply contracts. The cost of purchasing natural gas is, in general, greater in winter months, reflecting increased demand for natural gas by consumers and industry during such months. Although the Company has diversified its suppliers and does not currently anticipate any difficulty in obtaining adequate natural gas supplies, there can be no assurance that the Company will in the future be able to purchase adequate supplies of natural gas at acceptable price levels.

  The Company purchases other raw materials for its operations, principally ethylene and chlorine. Ethylene is currently supplied by pipeline to the Geismar facility by several suppliers. Chlorine is supplied by rail car to the Geismar complex by various suppliers. The major raw material for the Illiopolis PVC plant, VCM, is supplied by rail car from the Geismar facility. In addition, in connection with the production of certain specialty grades of PVC resins, the Company purchases certain quantities of vinyl acetate monomer. See "-PVC Polymers Products-Production Process". The Company purchases its VCM requirements for the Addis Facility under a VCM supply agreement entered into with OxyChem at the closing of the Acquisition. The Company does not believe that the loss of any present supplier would have a material adverse effect on the production of any particular product because of numerous, competitive alternate suppliers.

  Because raw materials have accounted for a high percentage of the Company's total production costs, and are expected to continue to represent a high percentage of such costs for the Company, the Company's ability to pass on increases in costs of these raw material feedstocks will have a significant impact on operating results. The ability to pass on increases in feedstock and fuel costs is, to a large extent, dependent on the then existing market conditions. Because of the large volume of purchases of natural gas, any increase in the price of natural gas or a shortage in its availability could materially adversely affect the Company's income and cash flow from operations and its ability to service its debt obligations.

INSURANCE

  The Company maintains property, business interruption and casualty insurance which it believes is in accordance with customary industry practices, but it is not fully insured against all potential hazards incident to its business. The Company also maintains pollution legal liability insurance coverage. However, because of the complex nature of environmental insurance coverage and the rapidly developing case law concerning such coverage, no assurance can be given concerning the extent to which its pollution legal liability insurance, or any other insurance that the Company has, may cover environmental claims against the Company. Insurance, however, generally does not cover penalties or the costs of obtaining permits. See "Legal Proceedings".

  The Company is included in Borden's master insurance program, which includes property damage and liability insurance. Under its risk retention program, Borden maintains deductibles of $2.5 million, $0.5 million and $0.5 million per occurrence for property and related damages at the Geismar, Illiopolis and Addis facilities, respectively, and deductibles ranging from $1.0 million to $3.0 million per event for liability insurance.

MARKETING

  The Company's PVC resin sales are conducted through a professional staff of nine trained personnel geographically located in nine territories, supported by a regional sales office located in Northbrook, Illinois. In addition to the regional sales managers, there are three product sales managers performing marketing functions. All are employees of Borden.

  The Company's other products are similarly marketing through a professional field sales organization of three Borden employees and two additional marketing managers under the management of the director of non-PVC resins sales and marketing located at Geismar. The professionals involved in this sales function are geographically positioned in three locations covering the United States.

  The Company's sales activity is based on customer contact on a regular basis to secure and maintain long-term supply relationships. A substantial portion of the Company's sales is made under contracts with annual negotiations relating to specific conditions of sales.

UTILITIES

  The Geismar complex operates three high thermal efficiency co-generation units providing the site with low cost electricity, steam and high temperature reformer combustion air. Each unit is composed of a natural gas burning turbine/generator unit combined with a steam producing heat recovery system (i.e., the "co-generation" of electricity and steam).

  The co-generation units are designed to provide 100% of the electricity, a significant portion of the steam, and a portion of the reformer combustion air requirements of the Geismar complex at full production levels. These units have electrical outputs of 20, 35 and 35 megawatts, respectively. The electricity supplied by the units through a substation owned by Monochem, Inc. ("Monochem"), a corporation of which the Partnership owns 50% of the capital stock, usually exceeds the requirement of the Geismar complex with the excess production being sold to Gulf States Utilities at its "avoided cost" rate. The Company's interest in Monochem is subject to certain rights of first refusal and limitations on transfer.

  Water requirements at the Geismar complex are obtained through Monochem from the Mississippi River. At Illiopolis, a municipal water company supplies the facility with its water requirements. Because the Illiopolis facility represents a significant portion of the demand for water supply from the municipal water company, the Company manages the operations of the water company on a cost-reimbursed basis. The Addis Facility obtains its electricity and water requirements from local public utilities. Natural gas is purchased by pipeline from various intrastate suppliers.

PURCHASE AND PROCESSING AGREEMENTS

  In connection with the formation of the Company in 1987, Borden entered into certain purchase agreements ("Purchase Agreements") and processing agreements ("Processing Agreements") with the Company covering the following products: PVC resins, methanol, ammonia, urea, formaldehyde and urea-formaldehyde concentrate. The Purchase and Processing Agreements expire in November 2002, subject to termination by Borden in the event BCPM ceases to be the general partner of the Company, other than by reason of (i) the withdrawal of BCPM as general partner under circumstances where such withdrawal violates the Partnership Agreement,
(ii) removal of BCPM as general partner by the Unitholders under circumstances where cause exists or (iii) any other event except (x) voluntary withdrawal by BCPM as general partner of the Company under circumstances where such withdrawal does not violate the Partnership Agreement and such withdrawal is approved by a Majority Interest or (y) the removal of BCPM as general partner of the Company by action of the Unitholders under circumstances where cause does not exist.

  The Purchase Agreements require Borden to purchase from the Company and the Company to supply to Borden, subject to certain monthly quantity limits, at least 85% (and at the option of Borden up to 100%) of the quantities of PVC resins, methanol, ammonia and urea required by Borden for use in its plants in the continental United States. Under the Purchase Agreements, the price for PVC resins, ammonia, urea and methanol generally will be an amount equal to the monthly weighted average price per unit that the Company charges its lowest-priced major customer (other than Borden). If the Company does not make any sales to any major customers other than Borden, then the price to Borden will be the lowest prevailing price in the relevant geographic area. The Purchase Agreements also provide that the Company is required to meet competitive third-party offers or let Borden purchase the lower-priced product from such third parties in lieu of purchases under the Purchase Agreements.

  The Processing Agreements for formaldehyde and urea-formaldehyde concentrate essentially require Borden to utilize the processing capacity of the formaldehyde plants so that the formaldehyde plants operate at no less than 90% of capacity, after taking into account the purchases of formaldehyde by an unaffiliated third party under a long-term requirements contract. Although such third party's current requirements for formaldehyde exceed 200 million pounds per year, in the event that such third party's annual requirements are less than such amount, Borden has the option of reducing or terminating its obligation to utilize such processing capacity. Under the Processing Agreements, Borden is required to pay the Company a fee for each pound of formaldehyde and urea-formaldehyde concentrate processed equal to the Company's processing costs plus a per pound charge. The per-pound charge is subject to increase or decrease based on changes in the Consumer Price Index from October 1987. The Processing Agreements also require the Company to meet competitive third party offers covering formaldehyde unless meeting such offer would impose a significant economic penalty on the Company, in which case Borden will be permitted to accept such offer and reduce its obligations under the Processing Agreements by a corresponding amount.

  The Company believes that the pricing formulas set forth in the Purchase and Processing Agreements have in the past provided aggregate prices and processing charges that Borden would have been able to obtain from unaffiliated suppliers, considering the magnitude of Borden's purchases, the long-term nature of such agreements and other factors. The Company believes that this will continue to be the case in the future. There may be conditions prevailing in the market at various times, however, under which the prices and processing charges set under the Purchase and Processing Agreements could be higher or lower than those obtainable from unaffiliated third parties.

  The Company is free to sell or otherwise dispose of, as it deems appropriate, any quantities of PVC resins, ammonia, urea, methanol or formaldehyde which Borden is not required to purchase. In addition, the Purchase and Processing Agreements do not cover acetylene, VCM or industrial gases, which are either consumed internally by the Company or have not been historically purchased by Borden.

  Because the foregoing Purchase and Processing Agreements are requirements contracts, sales of products thereunder are dependent on Borden's requirements for such products. Such requirements could be affected by a variety of factors, including a sale or other disposition by Borden of all or certain of its manufacturing plants to unaffiliated purchasers (in which event such agreements shall not apply to such purchasers unless otherwise agreed to by such purchasers).

In the event that, whether as a result of the change of control of Borden or otherwise, Borden were to sell or otherwise dispose of all or certain of its plants or otherwise reorient its businesses, Borden's requirements for products sold or processed by the Company under the Purchase and Processing Agreements could be diminished or eliminated. The Company anticipates that if Borden were to sell all or certain of its chemical manufacturing facilities, a purchaser may be interested in negotiating the continuation of all or certain of the Purchase and Processing Agreements.

COMPETITION

  The business in which the Company operates is highly competitive. The Company competes with major chemical manufacturers and diversified companies, a number of which have revenues and capital resources exceeding those of the Company. Because of the commodity nature of the Company's products, the Company is not in a position to protect its position by product differentiation and is not able to pass on cost increases to its customers to the extent its competitors do not pass on such costs. In addition to price, other significant factors in the marketing of the products are delivery, quality and, in the case of PVC resins, technical service. The Company believes that the overall efficiency, integration and optimization of product mix of the facilities at Geismar, Illiopolis, and Addis make the Company well positioned to compete in the markets it serves.

  Borden has agreed that, so long as BCP Management, Inc. ("BCPM") is the general partner of the Company, Borden will not engage in the manufacture or sale in the United States of methanol, ammonia, urea, acetylene, VCM or PVC resins. However, if BCPM (i) is removed as general partner by the Unitholders under circumstances where cause exists or (ii) withdraws as general partner under circumstances where such withdrawal violates the existing partnership agreements ("Partnership Agreements"), Borden shall not engage in such manufacture or sale for a period of two years from the date of such removal or withdrawal. If Borden were to sell any of its manufacturing facilities to an unaffiliated purchaser that is not a successor to Borden, the purchasers of such facilities would be free to compete with the Company.

TRADEMARKS

  The Company entered into a Use of Name and Trademark License Agreement ("Use of Name and Trademark License Agreement") with Borden pursuant to which the Company is permitted to use in its name the Borden name and logo. The Use of Name and Trademark License Agreement and the right to use the Borden name and logo shall terminate in the event that BCPM ceases to be the General Partner.

MANAGEMENT

  The General Partner, BCPM, manages and controls the activities of the Company and the Holding Company and the General Partner's activities are limited to such management and control. Neither the Holding Company nor the Unitholders participate in the management or control of the Company. The General Partner has fiduciary duties to Unitholders. Notwithstanding any limitation on obligations or duties, the General Partner will be liable, as general partner, for all the debts of the Company (to the extent not paid by the Company) other than any debt incurred by the Company that is made specifically nonrecourse to the General Partner.

  The Company does not directly employ any of the persons responsible for managing or operating the business of the Company, but instead relies on the officers of the General Partner and employees of Borden who provide support to or perform services for the General Partner and reimburses Borden (on its own or on the General Partner's behalf) for their services.

ENVIRONMENTAL AND SAFETY REGULATIONS

General. The Company's operations are subject to federal, state and local environmental, health and safety laws and regulations, including laws relating to air quality, hazardous and solid wastes, chemical management and water quality. The Company has expended substantial resources, both financial and managerial, to comply with environmental regulations and permitting requirements, and anticipates that it will continue to do so in the future. Although the Company believes that its operations generally are in material compliance with these requirements, there can be no assurance that significant costs, civil and criminal penalties, and liabilities will not be incurred. The Company holds various environmental permits for operations at each of its plants. In the event a governmental agency were to deny a permit application or permit renewal, or revoke or substantially modify an existing permit, such agency action could have a material adverse effect on the Company's ability to continue the affected plant operations. Plant expansions are subject to securing necessary environmental permits. Environmental laws and regulations have changed substantially and rapidly in recent years, and the Company anticipates continuing changes. The trend in environmental regulations is to place more restrictions and limitations on activities that may affect the environment, such as emissions of pollutants and the generation and disposal of wastes. Increasingly strict environmental regulations have resulted in increased operating costs for the Company, and it is possible that the costs of compliance with environmental, health and safety laws and regulations will continue to increase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Environmental Expenditures."

  The Company maintains an environmental and industrial safety and health compliance program and conducts internal regulatory audits at its Geismar, Illiopolis and Addis plants. The Company's plants have had a history of involvement in regulatory, enforcement and variance proceedings in connection with safety, health and environmental matters. Risks of substantial costs and liabilities are inherent in certain plant operations and certain products found at and produced by the plants, as they are with other enterprises engaged in the chemical business, and there can be no assurance that significant costs and liabilities will not be incurred.

  Air Quality. The Geismar, Illiopolis and Addis plants emit air contaminants and are subject to the requirements of the Clean Air Act and comparable state statutes. Many of the existing requirements under these laws are embodied in permits issued to the plants by state environmental agencies. The Company believes that the Geismar, Illiopolis and Addis plants generally are in material compliance with these requirements.

  The 1990 Amendments to the Clean Air Act (the "1990 Clean Air Act Amendments") substantially revised and expanded the air pollution control requirements throughout the United States. As discussed below, certain of these new or revised requirements may impact the Geismar, Illiopolis and Addis plants.

  The 1990 Clean Air Act Amendments require more stringent controls on volatile organic compounds ("VOC") emissions in ozone non-attainment areas and also require, subject to certain exceptions, the control of nitrogen oxide ("NOx") emissions in such areas. The Geismar and Addis plants are located in a "nonattainment area" for ozone under the 1990 Clean Air Act Amendments. Additional capital expenditures may be required at the Geismar and Addis plants in order to upgrade existing pollution control equipment and/or install additional control equipment to comply with the new, more stringent regulations for VOC and NOx.

  The 1990 Clean Air Act Amendments and state laws and regulations also require certain sources to control emissions of hazardous air pollutants, including vinyl chloride. In particular, the EPA promulgated a rule in April 1994, which may require the modification of the existing emission control equipment at the Geismar facility. Capital expenditures may be necessary to comply with these control standards.

  The 1990 Clean Air Act Amendments further require "enhanced monitoring" of the emissions from certain pieces of equipment. Although monitoring systems are already in place at the Geismar, Illiopolis and Addis plants, capital expenditures may be necessary to upgrade the systems to comply with the "enhanced monitoring" requirement.

  Based on the information currently available to the Company, the Company does not believe that the capital expenditures that may be required at the Geismar, Illiopolis and Addis plants to comply with the 1990 Clean Air Act Amendments and corresponding state regulations will be material. However, because all the regulatory requirements under the 1990 Clean Air Act Amendments are not yet final, and the Company is continuing to evaluate the impact of such amendments on it, there can be no assurance that the actual costs will not exceed the Company's estimates.

  The United States Department of Justice ("DOJ"), at the request of the Environmental Protection Agency ("EPA"), has brought an enforcement proceeding against the Company and BCPM for alleged violation of the Clean Air Act, and other environmental statutes, at the Geismar facility. See "Legal Proceedings".

  OSHA and Community Right to Know. The Geismar, Illiopolis and Addis plants are subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The Company believes that the Geismar, Illiopolis, and Addis plants generally are in material compliance with OSHA requirements, including general industry standards, vinyl chloride exposure requirements, recordkeeping requirements and chemical process safety standards. It is possible that changes in safety and health regulations, or a finding of noncompliance with current regulations, could result in additional capital expenditures or operating expenses for the Geismar, Illiopolis and Addis plants.

  The OSHA hazard communication standard and the EPA community right-to-know regulations under the Emergency Planning and Community Right-to-Know Act ("EPCRA") require the Company to organize information about the hazardous materials in the plants and to communicate that information to employees and certain governmental authorities. The Company has prepared a detailed hazard communication program and will continue this program as a part of its industrial safety and health compliance program. The Company is a member of the Community Awareness and Emergency Response ("CAER") program of the Chemical Manufacturers Association, as well as the Association's Responsible Care initiative. At Geismar, membership in such programs includes participation in the Geismar Area Mutual Aid organization, which maintains a community warning system for notification of chemical releases through the local sheriff's department. The Company believes that it generally is in material compliance with EPCRA.

  The Company is currently subject to a proceeding for alleged violations at the Illiopolis facility of release reporting requirements under EPCRA. This proceeding is discussed under "Legal Proceedings".

  Solid and Hazardous Waste. The Geismar, Illiopolis and Addis plants generate hazardous and nonhazardous solid waste and are subject to the requirements of RCRA and comparable state statutes. The Company believes that the Geismar, Illiopolis and Addis plants generally are in material compliance with RCRA. However, see "Legal Proceedings".

  A primary trigger for RCRA requirements is the designation of a substance as a "hazardous waste". It is anticipated that additional substances will in the future be designated as "hazardous waste", which likely would result in additional capital expenditures or operating expenses for the Company.

  The Geismar complex is operating under RCRA interim status and has filed a permanent RCRA permit application for its valorization of chlorinated residuals ("VCR") unit and related tanks. However, the Company does not believe that the Geismar facility must obtain a RCRA permit and is challenging the applicability of the RCRA permit requirements to it. The Company's challenge to those permit requirements, the potential permitting costs, civil penalties and corrective action costs that it may incur if that challenge is unsuccessful, are discussed under "Legal Proceedings".

  The DOJ, at the request of the EPA, has brought an enforcement proceeding against the Company and BCPM for alleged violations of RCRA, and other environmental statutes, at the Geismar facility. See "Legal Proceedings".

  During the early 1990s, the Company shipped partially depleted mercuric chloride catalyst to the facility of Thor Chemicals S.A. (PTY) Limited ("Thor") in Cato Ridge, South Africa for recovery of mercury. In 1993 the Louisiana Department of Environmental Quality ("LDEQ") determined that the partially depleted catalyst was not a hazardous waste, although LDEQ reversed this position in 1994. The Company disagrees with this reversal. See "Legal Proceedings."

  Superfund. CERCLA, also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and the companies that disposed, or arranged for the disposal of, the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances and for damages to natural resources. In the ordinary course of the Company's operations, substances are generated that fall within the CERCLA definition of "hazardous substance". If such wastes have been disposed of at sites which are targeted for cleanup by federal or state regulatory authorities, the Company may be among those responsible under CERCLA or analogous state laws for all or part of the costs of such cleanup. The Geismar, Illiopolis and Addis plants have in the past and are expected to continue to generate hazardous substances and dispose of such hazardous substances at various offsite disposal sites.

  The DOJ, at the request of the EPA, has brought an enforcement proceeding against the Company and BCPM for alleged violation of CERCLA's reporting requirements, and other environmental requirements, at the Geismar facility. See "Legal Proceedings".

  Toxic Substances Control Act. The Company is subject to the Toxic Substances Control Act ("TSCA"), which regulates the development, manufacture, processing, distribution, importation, use, and disposal of thousands of chemicals. Among other requirements, TSCA provides that a chemical cannot be manufactured, processed, imported or distributed in the United States until it has been included on the TSCA Chemical Inventory. Other important TSCA requirements govern recordkeeping and reporting. For example, TSCA requires a company to maintain records of allegations of significant adverse reactions to health or the environment caused by chemicals or chemical processes. The Company believes that it generally is in material compliance with TSCA. Violations of TSCA can result in significant penalties.

  Water Quality. The Geismar, Illiopolis and Addis plants maintain wastewater discharge permits for their facilities pursuant to the Federal Water Pollution Control Act of 1972 and comparable state laws. See Item 3 "Legal Proceedings" for a discussion of the Company's challenge to a wastewater permit for the Geismar facility. Where required, the Company and the Addis Facility also have applied for permits to discharge stormwater. The Company believes that the Geismar, Illiopolis and Addis plants generally are in material compliance with the Federal Water Pollution Act of 1972 and comparable state laws. In cases where there are excursions from the permit requirements, the Geismar and Illiopolis plants are taking action to achieve compliance, are working in cooperation with the appropriate agency to achieve compliance or are in good faith pursuing their procedural rights in the permitting process.

  The EPA has issued effluent regulations specifying amounts of pollutants allowable in direct discharges and in discharges to publicly owned treatment works. The Geismar, Illiopolis and Addis plants manufacture or use as raw materials a number of chemicals subject to additional regulation. Both federal and state authorities continue to develop legislation and regulations to control the discharge of certain toxic water pollutants. Passage of such legislation or regulations could necessitate additional capital expenditures to reduce discharges of these substances into the environment either during routine or episodic events. The Company does not believe that these legislative developments would have a material adverse impact on the Company's operations.

  It is common for chemical plants from time to time to encounter areas of groundwater contamination during the ordinary course of business. Typically, some of these contamination events are historical and cannot be documented as to the causal circumstances. While some contamination events have been identified at the Company's plants, it is the Company's policy, where possible and appropriate, to address and resolve these contamination events. The Company believes that environmental indemnities available to it would cover a substantial portion of these known or unknown contamination events. The Company does not believe that the known contamination events will have material adverse impact on the Company's operations. The Company believes that the Geismar, Illiopolis and Addis plants generally are in material compliance with all laws with respect to known groundwater contamination events. At the Geismar complex, Borden and the Company have complied with the Settlement Agreement with the state of Louisiana for groundwater remediation. See "Legal Proceedings" for further discussion.

  Present and Future Environmental Capital Expenditures. Although it is the Company's policy to comply with all applicable environmental, health and safety laws and regulations, in many instances the implementing regulations have not been finalized. Even where regulations or standards have been adopted, they are subject to varying and conflicting interpretations and implementation. In many cases, compliance with environmental regulations or standards can only be achieved by capital expenditures, some of which may be significant. Capital expenditures for environmental control facilities were approximately $1.4 million in 1995 and $1.7 million in 1994. To the extent estimates are available, capital expenditures for environmental control facilities are expected to total approximately $4.2 million in 1996 (although such estimate could vary substantially depending on the outcome of the various proceedings and matters discussed herein, and no assurance can be given that greater expenditures on the part of the Company will not be required as to matters not covered by the environmental indemnity from Borden).

BORDEN ENVIRONMENTAL INDEMNITY

  Under the Environmental Indemnity Agreement, subject to certain conditions, Borden has agreed to indemnify the Company and the Holding Company in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale by Borden of the Geismar and Illiopolis plants to the Company (the "Transfer Date"). The Company is responsible for environmental liabilities arising from facts or circumstances that existed and requirements in effect on or after the Transfer Date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after the Transfer Date, Borden and the Company will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the asset in question (to the extent relevant). No claims can be made under the Environmental Indemnity Agreement after November 30, 2002, and no claim can, with certain exceptions be made with respect to the first $0.5 million of liabilities which Borden would otherwise be responsible for thereunder in any year, but such excluded amounts shall not exceed $3.5 million in the aggregate. Excluded amounts under the Environmental Indemnity Agreement have aggregated approximately $3.0 million through December 31, 1995.

  If the United States is successful in requiring the Company to perform corrective action at the Geismar facility or the LDEQ requires the Company to take further remedial measures in connection with the Settlement Agreement (see "Legal Proceedings"), the Company anticipates that a substantial portion of its corrective action costs would be covered by the Environmental Indemnity Agreement. The extent to which any penalties or permit costs that the Company may incur as a result of pending environmental proceedings will be subject to the Environmental Indemnity Agreement will depend, in large part, on whether such penalties or costs are attributable to facts or circumstances that existed and requirements in effect prior to the Transfer Date.

ADDIS ENVIRONMENTAL INDEMNITY

  OxyChem has indemnified the Company for environmental liabilities arising from the manufacture, generation, treatment, storage, handling, processing, disposal, discharge, loss, leak, escape or spillage of any product, waste or substance generated or handled by OxyChem prior to the closing of the Acquisition, any condition resulting therefrom relating to acts, omissions or operations of OxyChem prior to such date, and any duty, obligation or responsibility imposed on OxyChem prior to such date under environmental laws in effect prior to such date to address such condition. However, except with regard to claims arising from OxyChem's disposal of waste at sites other than the Addis Facility, OxyChem has no indemnification obligation if the claim for indemnification is the result of a change in applicable law after the closing of the Acquisition. OxyChem's obligation to indemnify the Company for environmental liabilities is subject to certain limitations. There can be no assurance that the indemnification provided by OxyChem will be sufficient to cover all environmental liabilities existing or arising at the Addis Facility.

PRODUCT LIABILITY AND REGULATION

  As a result of the Company's manufacture, distribution and use of different chemicals, the Company is, and in the future may be, subject to various lawsuits and claims, such as product liability and toxic tort claims, which arise in the ordinary course of business and which seek compensation for physical injury, pain and suffering, costs of medical monitoring, property damage, and other alleged harms. See "Legal Proceedings-General Proceedings". New or different types of claims arising from the Company's various chemical operations may be made in the future.

  The United States Food and Drug Administration ("FDA") is proposing new regulations providing for the safe use of vinyl chloride polymers in food-contact articles. According to the FDA, such regulations are required because vinyl chloride monomer, a component of vinyl chloride polymer, has been shown to be a carcinogen. However, the FDA concludes in its proposal that there is a reasonable certainty of no harm from the exposure to the small amounts of vinyl chloride monomer that may result from the use of vinyl chloride polymers in food packaging which complies with the FDA's proposed regulations. Thus, the FDA proposal would continue to allow substantially all presently allowable uses, including all products currently made using products produced by the Company. While the FDA has tentatively concluded that such action will not have a significant effect on the human environment, it is considering whether to develop a full environmental impact statement to consider the potential effect on the environment of the disposal of these food-contact articles. The EPA has authority with respect to the safe use of vinyl chloride polymer pipe in municipal water systems and has not imposed any restrictions on its use. It is possible, however, that the FDA, the EPA, or other federal and state agencies may seek to impose additional restrictions on the use or disposal of vinyl chloride polymer. Moreover, while Borden has agreed to indemnify the Company in respect of liabilities arising from products (including but not limited to vinyl chloride polymer) shipped prior to the Transfer Date, the Company will be responsible for any subsequent product liabilities.

EMPLOYEES

  The Partnership does not directly employ any of the persons responsible for managing and operating the Partnership, but instead reimburses BCPM for their services. On December 31, 1995 BCPM employed approximately 850 individuals.


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

ITEM 2. PROPERTIES
------------------

  Construction of the Geismar complex began over thirty years ago. Acetylene, methanol and VCM-A plants were completed in the early 1960s and ammonia and urea plants were added during the period 1965 to 1967. A VCM-E plant and a formaldehyde plant were added in the mid 1970s, a second formaldehyde plant was brought on stream in 1986, and a third formaldehyde plant was brought on stream in 1991. In 1983 Borden completed construction of a PVC resin plant at the Geismar complex. During the early 1980s, the methanol, ammonia, and urea plants were modernized, which reduced energy consumption and expanded capacity. The urea plant was further modified to produce granular rather than prill product in 1993. The PVC resin facility at Illiopolis became operational in 1962, and was significantly upgraded in the late 1980s. The Addis Facility began operations in 1979.

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

  The following table sets forth the approximate annual capacity of each of the principal manufacturing plants at the Geismar complex and the PVC plants at Illiopolis and Addis, all of which are owned by the Company except as noted.

                                       1988                   1995
ANNUAL STATED CAPACITY                               ANNUAL STATED CAPACITY     7 YEAR CAPACITY
PLANTS                         (STATED IN MILLIONS)   (STATED IN MILLIONS)    PERCENTAGE INCREASE
-----------------------------  --------------------  -----------------------  --------------------
Geismar, LA:
  PV Polymers Products
    PVC Resins...............        400 lbs.                500 lbs.                25.0%
     Acetylene-based VCM(1)..        320 lbs.                320 lbs.                  --
    Ethylene-based VCM.......        550 lbs.                630 lbs.                14.5%
    Acetylene................        190 lbs.                200 lbs.                 5.3%
  Methanol and Derivatives
    Methanol.................        230 gals.               330 gals.               43.5%
    Formaldehyde I...........        210 lbs.                270 lbs.                28.6%
    Formaldehyde II(2).......        160 lbs.                180 lbs.                12.5%
    Formaldehyde III.........        --                      190 lbs.                N/M
  Nitrogen Products
    Ammonia..................        .40 tons                .40 tons                --
    Urea.....................        .22 tons                .25 tons                13.6%
Illiopolis, IL:
  PVC Resins.................        350 lbs.                380 lbs.                 8.6%
Addis, LA:
  PVC Resins.................        450 lbs.                450 lbs.                --
Total equivalent lbs.(3).....      5,395                   6,608                     22.5%

(1)  50% owned by the Company
(2) Also capable of producing urea-formaldehyde concentrate at an annual stated capacity of 125 million pounds.
(3)  Equivalent pounds is based on 6.63 pounds per gallon of methanol.

Item 3.  Legal Proceedings
-------  -----------------

Louisiana Groundwater Remediation Settlement Agreement
------------------------------------------------------

  In 1985, LDEQ and Borden entered into a settlement agreement ("Settlement Agreement") that called for the implementation of a long-term groundwater and soil remediation program at the Geismar complex to address contaminants, including ethylene dichloride ("EDC"). Also during this time frame, Borden commenced closure of various units identified to have been contributors to the EDC contamination underlying the Geismar complex. Borden and the Company have implemented the Settlement Agreement, and have worked in cooperation with the LDEQ to remediate the groundwater and soil contamination. The Settlement Agreement contemplated, among other things, that Borden would install a series of groundwater monitoring and recovery wells, and recovery trench systems. The Company is addressing issues raised by LDEQ concerning whether the extent of the groundwater contamination has been identified. Borden has paid substantially all of the costs to date associated with the Settlement Agreement. It is unknown how long the remediation program will continue or whether the LDEQ will require the Company to incur costs to take further remedial measures in response to data generated by the planned additional testing. If the LDEQ requires the Company to take further remedial measures, the Company anticipates that a portion of such costs would be covered by the Environmental Indemnity Agreement. The extent to which any costs for further remedial measures required by LDEQ will be covered by the Environmental Indemnity Agreement will depend, in large part, on whether such remedial measures respond to facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale by Borden of the Geismar and Illiopolis plants to the Partnership. See Item 1 "Borden Environmental Indemnity."

Federal Environmental Enforcement Proceeding
--------------------------------------------

  On October 27, 1994, the DOJ, acting at the request of the EPA, filed an action against the Operating Partnership, the Partnership, and the General Partner in the United States District Court for the Middle District of Louisiana ("Geismar Enforcement Proceeding"). The complaint seeks civil penalties for alleged violations of RCRA, CERCLA and the Clean Air Act at the Geismar facility, as well as corrective action at that facility. Prior to the filing of the complaint, the Company and DOJ had engaged in settlement discussions, and the Company expects that such discussion will continue.

  The federal government's primary allegations for which it seeks penalties include claims that (i) the Company's international export to South Africa of a partially depleted mercuric chloride catalyst for recycling violated RCRA; (ii) the Company should have applied for a RCRA permit for operation of its VCR unit and related tanks before August 1991; and (iii) the Company should have applied for a RCRA permit for the north trench sump at the Geismar complex because such sump allegedly stored, or disposed of, hazardous waste. The government's allegations include other claims related to these and other alleged RCRA violations, as well as claims of alleged violations of immediate release reporting requirements under CERCLA and requirements governing particulate matter emissions under the Clean Air Act. The Company plans to vigorously defend itself against all of the above allegations.

  During the early 1990's, the Company sent partially depleted mercuric chloride catalyst to a facility in South Africa for recovery of the mercury. See the following "Export of Partially Depleted Mercuric Chloride Catalyst." In 1993,
           -------------------------------------------------------
LDEQ had determined that the catalyst was not a hazardous waste. However, because of a belief by the EPA that the partially depleted catalyst could be a hazardous waste and a reversal of LDEQ's 1993 determination, and pending the outcome of the Geismar Enforcement Proceeding, the Company has ceased exporting the partially depleted mercuric chloride catalyst for recycling and is currently handling it as if it were a hazardous waste. Accordingly, even if a court should determine that the partially depleted catalyst was a hazardous waste when it was exported, the Company does not anticipate that it would incur material additional expenditures to continue to manage the partially depleted catalyst as a hazardous waste.

  In 1991, as a protective filing, the Company applied for a hazardous waste permit for the VCR unit and related tanks. In January 1994, in response to a petition from the Company to LDEQ for a determination that the VCR unit does not require a RCRA permit, LDEQ determined that the VCR unit is subject to RCRA.
The Company continues to maintain that the VCR unit is not subject to RCRA and has filed appeals of LDEQ's determination in Louisiana State Courts.

  In May 1994, the Company filed a Complaint for Declaratory Judgment in the U.S. District Court in Baton Rouge seeking a determination that (i) the partially depleted mercuric chloride catalyst was not a hazardous waste when it was exported for recycling, (ii) the materials entering the VCR unit and related tanks are not hazardous waste and (iii) the north trench sump does not require a RCRA permit.

  In May 1995, certain adjoining landowners at the Geismar complex filed a motion to intervene in the Geismar Enforcement Proceedings claiming rights under CERCLA and RCRA to protect their property interests. The court granted a limited intervention on November 15, 1995 and the Company is vigorously defending against this intervention.

  If the Company is unsuccessful in prosecuting its May 1994 Declaratory Judgment Action, or in defending itself against the Geismar Enforcement Proceedings, it could be subject to three types of costs: (i) penalties, (ii) corrective action, and (iii) costs needed to obtain a RCRA permit. As to penalties, although the maximum statutory penalties that would apply in a successful enforcement action by the United States would be in excess of $150.0 million, the Company believes that, assuming the Company is unsuccessful and based on information currently available to it and an analysis of relevant case law and administrative decisions, the more likely amount of any liability for civil penalties would not exceed several million dollars.

  If the Company is unsuccessful in either the Declaratory Judgement Action or the Geismar Enforcement Proceedings, it may also be subject to costs for corrective action. The federal government can also require corrective action for a facility subject to RCRA permit requirements. Corrective action could require the Company to conduct investigatory and remedial activities at the Geismar complex concurrently with the groundwater monitoring and remedial program that the Company is currently conducting under the Settlement Agreement with LDEQ. The DOJ is seeking facility-wide corrective action to address the contamination at the Geismar complex. EPA has indicated that it intends to evaluate the adequacy of the existing groundwater remediation project performed under the Settlement Agreement with LDEQ, and to determine the potential for other areas of contamination on or near the Geismar complex. The cost of any corrective action could be material, depending on the scope of such corrective action. However, the actual cost of a facility-wide corrective action cannot be identified until the EPA provides substantially more information to the Company or until additional studies are done.

  If the Company is unsuccessful in either proceeding concerning its challenge to the applicability of the RCRA permit requirements to the VCR unit and related tanks, or the north trench sump, it will have to incur additional permitting costs. The Company estimates that its costs to complete the permitting process for the VCR unit and related tanks would be approximately $1.0 million. The Company believes that the costs for amending its pending RCRA permit application to include the north trench sump would not be material.

  Because of the complex nature of environmental insurance coverage and the rapidly developing case law concerning such coverage, no assurance can be given concerning the extent to which insurance may cover environmental claims against the Company. However, insurance generally does not cover penalties or the cost of obtaining permits.

Export of Partially Depleted Mercuric Chloride Catalyst
-------------------------------------------------------

 During the early 1990s, the Company shipped partially depleted mercuric chloride catalyst to the facility of Thor Chemicals S.A. (PTY) Limited ("Thor") in Cato Ridge, South Africa for recovery of mercury. In 1993 the LDEQ determined that the partially depleted catalyst was not a hazardous waste, although LDEQ reversed this position in 1994. The Company disagrees with this
reversal.   The Company did not send mercury-containing sludge to the Thor facility.

  The Company believes that Thor's operations have included the production of mercuric chloride catalyst and the recovery of mercury from partially depleted catalyst. Recovery of mercury at Thor's facility was discontinued in March 1994 when the Department of Health in South Africa refused to renew a temporary license that had been granted to Thor. At such time, there were approximately 2,900 drums of partially depleted catalyst at the facility which had been shipped by the Company to Thor. In addition, in the spring of 1994 there were approximately 7,400 drums of other materials at the Thor facility which the Company had not sent there.

  In February 1995, Thor and three of its management personnel were tried by South Africa for the common law crime of culpable homicide and a number of alleged violations of the Machinery Occupational Safety Act of 1983 ("MOSA"), because of the deaths of two Thor employees. The prosecution alleged that the deaths were the result of mercury poisoning. In exchange for a plea by Thor that it had violated provisions of MOSA, the prosecution dropped the homicide charges against Thor and all the charges against Thor's management personnel. The court has sentenced Thor to a fine of R13,500.00, which is equivalent to approximately $3,800. The Company is aware that relatives of two deceased Thor employees, and a Thor employee allegedly suffering from mercury poisoning, have filed suit in the United Kingdom against Thor's parent company for negligence.

   A Commission of Inquiry, appointed by the President of South Africa, commenced hearings in February 1996, and published the following terms of reference: (1) to investigate the history and background of the acquisition of mercury catalyst stockpiled by Thor as well as additional mercury-containing sludge on the premises and to report on the further utilization or disposal thereof; (2) to recommend the best practical environmental option to address the problem of mercury-containing catalyst and/or waste currently on Thor's premises; (3) to report the results of the Commission's inquiry to the President of the Republic of South Africa as soon as conveniently possible; (4) to investigate deficiencies in the regulation and enforcement relating to the monitoring and control of mercury processing; and (5) to recommend steps which could contribute to the minimization of risk and to the protection of workers and the environment. In addition, the Minister of Water Affairs and Forestry has instructed his department's regional office to investigate alleged water pollution at and near the Thor facility. The Government of South Africa has not made any allegations or asserted any claims against the Company.

  The contract between the Company and Thor provides that title to, risk of loss, and all other incidents of ownership of the partially depleted catalyst would pass from the Company to Thor when the catalyst reached South Africa. The Company does not believe that it is liable for disposing of the approximately 2,900 drums of partially depleted catalyst remaining at the Thor facility.

Nonetheless, in the event that the Company should be required to dispose of the approximately 2,900 drums at the facility shipped by the Company, the Company estimates that such cost would not be in excess of $4 million.

  With regard to the environmental condition of the Thor facility, the Company has not been notified by the Government of South Africa that the Company would be liable for any contamination or other conditions at that facility, although it is impossible to determine what, if any, allegations any party may make in connection with the Thor facility in the future. It is unclear under current South African environmental law as to whether any such allegations, if made, would be sustained against the Company, and the Company would vigorously defend against any such allegations.

  In connection with a federal grand jury investigation in the U.S. District Court in New Jersey, the Company is providing documents with respect to the partially depleted catalyst matter.

Emergency Planning and Community Right-to-Know Act Proceeding
-------------------------------------------------------------

  In February 1993, an EPA Administrative Law Judge held that the Illiopolis facility had violated CERCLA and EPCRA by failing to report certain relief valve releases, which occurred between February 1987 and July 1989, that the Company believes are exempt from CERCLA and EPCRA reporting. The Company's petition for reconsideration was denied, a penalty hearing will be scheduled, and further appeals are possible. Management does not believe that any ultimate penalty arising from this proceeding would have a material adverse effect on the results of operations for the Company. The proposed penalty in EPA's administrative complaint initiating this proceeding in 1991 was $1.0 million.

Borden Environmental Indemnity
------------------------------

  Under the Environmental Indemnity Agreement ("EIA"), subject to certain conditions, Borden has agreed to indemnify the Company in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Company (the "Transfer Date"). The Company is responsible for environmental liabilities arising from facts or circumstances that existed and requirements in effect on or after the Transfer Date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after the Transfer Date, Borden and the Company will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the asset in question (to the extent relevant). No claims can be made under the EIA after November 30, 2002, and no claim can, with certain exceptions, be made with respect to the first $500,000 of liabilities which Borden would otherwise be responsible for thereunder in any year, but such excluded amounts shall not exceed $3.5 million in the aggregate. Excluded amounts under the EIA have aggregated approximately $3.0 million through December 31, 1995.

  If the United States is successful in requiring the Company to perform corrective action at the Geismar facility or the LDEQ requires the Company to take further remedial measures in connection with the Settlement Agreement, the Company anticipates that a substantial portion of its corrective action costs would be covered by the EIA. The extent to which any penalties or permit costs that the Company may incur as a result of pending environmental proceedings will be subject to the EIA will depend, in large part, on whether such penalties or costs are attributable to facts or circumstances that existed and requirements in effect prior to the Transfer Date.

Federal Wastewater Permit
-------------------------

  The Geismar facility has a permit for each of its two wastewater outfalls. The Company is challenging conditions in one of these permits. As a result of the government's delay in responding to this challenge, the challenged permit has expired and, prior to the expiration, the Company applied for a new permit. Depending on the result of that permit application, the Company's current permit challenge may be irrelevant.

Other Legal Proceedings
-----------------------

  The Company manufactures, distributes and uses many different chemicals in its business. As a result of its chemical operations the Company is subject to various lawsuits in the ordinary course of business which seek compensation for physical injury, pain and suffering, costs of medical monitoring, property damage and other alleged harm. New or different damage claims arising from the Company's various chemical operations may be made in the future.

  In addition, the Company is subject to various other legal proceedings and claims which arise in the ordinary course of business. The management of the Company believes, based upon the information it presently possesses, that the realistic range of liability to the Partnership of these other matters, taking into account the Partnership's insurance coverage, including its risk retention program, and the EIA with Borden, would not have a material adverse effect on the financial position or results of operations of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

  No matter was submitted during the fourth quarter of 1995 to a vote of security holders, through the solicitation of proxies or otherwise.



                                    PART II

Item 5   Market for the Registrant's Common Equity and Related
------   -----------------------------------------------------
           Stockholder Matters
           -------------------

  The high and low sales prices for the Common Units on February 9, 1996 were $13 3/4 and $13 1/2, respectively. As of December 31, 1995, there were approximately 6,868 holders of record of Common Units.

  The following table sets forth the 1995 quarterly Common Unit data:


                                                1995 Quarters
                                        --------------------------------
                                        First   Second    Third   Fourth
                                        -----   ------    -----   ------
  Cash distribution declared          $  1.77  $  1.42  $   .90  $   .57
  Market price range:
    High                               25 1/2   18 3/8   19 3/4   18 1/2
    Low                                15 1/8   15 1/2       16   12 1/4

  The high and low prices for the Units during the first quarter of 1996 (through February 9) were $14 7/8 and $12 5/8, respectively.

                                                 1994 Quarters
                                         --------------------------------
                                         First   Second    Third   Fourth
                                         -----   ------    -----   ------

  Cash distributions declared          $   .21  $   .65  $  1.02  $  1.64
  Market price range:
    High                                13 1/4   15 1/8   25 7/8   26 3/8
    Low                                  9 7/8   10 7/8   13 1/4   19 1/4

Item 6.  Selected Financial Data
-------  -----------------------

 The following table sets forth selected historical financial information for the Company for each of the five years ended December 31, 1995.

                            1995      1994      1993       1992      1991
                          --------  --------  ---------  --------  --------
                            (in thousands except per Unit data, which is
                                 net of 1% General Partner interest)

Net revenues              $739,587  $657,752  $433,297   $401,803  $410,005
Income (loss) before
 extraordinary item        150,926   146,405    (1,435)    27,085    51,553
Net income (loss)          144,014   146,405    (1,435)    27,085    51,553
Income (loss) per unit
 before extra-
 ordinary item                4.07      3.94      (.04)       .73      1.39
Net income (loss)
 per Unit                     3.88      3.94      (.04)       .73      1.39

Cash distributions
 declared per Unit            4.66      3.52       .78       1.59      1.98
Total assets               568,507   542,904   444,304    466,729   507,042
Long-term debt             200,000   120,000   150,000    150,000   150,000

Item 7.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
           Condition and Results of Operations
           -----------------------------------

OVERVIEW AND OUTLOOK

 The Company's revenues are derived from three principal product groups: (1) PVC Polymers Products, which consist of PVC resins, VCM, the principal feedstock for PVC resins, and acetylene, (ii) Methanol and Derivatives and (iii) Nitrogen Products, which consist of ammonia and urea.

 The markets for and profitability of the Company's products have been, and are likely to continue to be, cyclical. Periods of high demand, high capacity utilization and increasing operating margins tend to result in new plant investment and increased production until supply exceeds demand, followed by periods of declining prices and declining capacity utilization until the cycle is repeated. In addition, markets for the Company's products are affected by general economic conditions and a downturn in the economy could have a material adverse effect on the Company, including, but not limited to, its ability to service its debt obligations. The demand for the Partnership's PVC products is primarily dependent on the construction and automotive industries. Methanol demand is also dependent on the construction industry, as well as the demand for MTBE. Demand for the Company's Nitrogen Products is dependent primarily on the agricultural and industrial industries.

 The principal raw material feedstock for the Company's products is natural gas, the price of which has been volatile in recent years. The other principal feedstocks are ethylene and chlorine. Prices for these raw materials may change significantly from year to year.

 The Company experienced strong demand for its PVC Polymers Products in the first half of 1995, particularly for its rigid and general purpose resins. Increased activity in the construction industry resulted in increased demand for rigid grade resin for end use in pipe and siding production. The automotive industry requirements resulted in increased demand for general purpose resins. Beginning the fourth quarter of 1994, PVC customers began to build up their PVC inventory in anticipation of rising PVC sales prices. This inventory buildup peaked during the second quarter of 1995, resulting in reduced PVC purchases during the second half of 1995. This led to a sharp decrease in PVC sales prices which continued through the end of 1995. The Company anticipates PVC pricing will improve during the second half of 1996.

 During 1994, due to strength in the construction industry, the Company experienced increased demand for methanol and formaldehyde in downstream applications, such as adhesives for plywood and other pressed wood products. Methanol demand has also been affected by the use of MTBE to comply with certain requirements of the Clean Air Act. The Company expects continued strong demand for methanol products into 1996, subject to the extent of implementation and enforcement of the Clean Air Act and the substitution of other products for MTBE. Published methanol prices increased from approximately $0.47 per gallon during the fourth quarter of 1993 to approximately $1.50 per gallon during the fourth quarter of 1994, but there has been a sharp decline in methanol sales prices since early 1995 and current published methanol prices are in the range of $.40 to $.45 per gallon. The outlook for methanol continues to be uncertain, but the Company believes that its methanol sales prices during 1996 are likely to remain at current levels.

 In Nitrogen Products, ammonia selling prices increased significantly during 1994 due primarily to a tighter worldwide supply resulting from restricted production in the former Soviet Union. The decline in non-U.S. production has significantly increased the price of ammonia imported into the U.S., which is a net importer of ammonia, and has allowed domestically produced ammonia to rise significantly in price. In the second half of 1994, urea prices recovered from depressed levels in 1993 and early 1994 when competition from lower cost imports forced domestic prices lower. Increased urea purchases overseas, primarily by India and China, caused global and domestic prices to strengthen. Demand for ammonia and urea remained strong in 1995 with sales prices consistent with 1994 levels. The Company expects the foregoing factors to continue into 1996 and, accordingly, expects selling prices and volumes for its Nitrogen Products to remain strong into 1996. However, changes in the market outside of its control could adversely affect this outlook. The countries comprising the former Soviet Union control a large portion of worldwide ammonia production capacity. The unstable economies of these countries could force an increase from their current production levels in order to receive foreign currency, causing an increase in product available for import into the U.S. and resulting in downward pressure on selling prices. In addition, there can be no assurance that urea purchases by foreign countries will continue at current levels.

 The cost of ethylene, the primary feedstock for PVC, rose during the first half of 1995 but has recently been falling. The Company believes that its PVC operations have lower exposure to ethylene price increases than many other manufacturers because the Company is able to produce a portion of its PVC raw material, VCM, from acetylene instead of ethylene. Acetylene-based VCM manufacturing accounts for approximately one-third of the Partnership's total VCM production. The primary raw material for acetylene, as well as for methanol and ammonia, is natural gas, thus the costs of these products are affected by changes in natural gas prices which, in 1995, declined on average 15% from 1994 levels. Chlorine is a feedstock for PVC resins and unit costs have varied significantly on a historical basis, as demonstrated in 1991 when chlorine had a negative value in the market due to an extreme oversupply situation. Recently, chlorine prices have remained relatively unchanged. Raw materials costs account for a high percentage of the Company's total production costs. The Company purchases its major raw materials - natural gas, ethylene and chlorine - under market sensitive supply contracts. Generally, prices under these contracts are adjusted on a monthly basis and, although the Company generally does not purchase raw materials at spot prices, its operating results are nevertheless subject to short-term fluctuations in raw material market prices. These raw materials are commodities in nature and fluctuate in price due to general economic conditions, seasonal factors and the supply/demand balance at any point in time. Natural gas prices vary primarily due to seasonal changes in residential demand for heating purposes. Ethylene is a derivative of the petroleum refining industry, with ethylene prices tending to follow supply and demand factors of ethylene's derivative products. Chlorine and its by-product caustic soda, a neutralizing agent in numerous manufacturing processes, are both derivatives of brine. Prices for each of these co-products are driven by supply and demand for each of the products themselves, as well as the supply and demand for the co-product such that either product can influence the price of the other. Unit costs for raw materials can vary significantly within short periods. For example, during the 1993-1995 period, monthly prices of natural gas have varied from $1.50 per million BTU to $2.50 per million BTU primarily due to seasonal variations in demand. Monthly prices of ethylene have varied from $0.15 per pound to $0.28 per pound and chlorine has varied from $110 per ton to $175 per ton. These fluctuations limit the ability to accurately forecast future raw material costs.

 On May 2, 1995, the Company, through its subsidiary operating partnership (the "Operating Partnership"), completed the purchase of OxyChem's Addis, Louisiana PVC manufacturing facility and related assets ("Addis facility"). The Addis facility has an annual proven production capacity of 450 million pounds per year, which increased the Company's stated annual capacity for PVC resin production by approximately 50%. The cash purchase price for the Addis facility was $100.4 million (see "Acquisition").

RESULTS OF OPERATIONS

 The following table sets forth the dollar amount of revenues and the percentage of total revenues for each of the principal product groups of the Company (in thousands):

                                 1995           1994            1993
                              ---------      ----------     -----------

PVC Polymers Products       $449,657  61%  $347,122   53%  $261,342   60%
Methanol and Derivatives     187,126  25%   236,032   36%   119,779   28
Nitrogen Products            102,804  14%    74,598   11%    52,176   12
                            -------- ----  --------  ----  --------  ----
Total Revenues              $739,587 100%  $657,752  100%  $433,297  100%
                            ======== ====  ========  ====  ========  ====

  The following table summarizes indices of relative average selling prices received per unit of product sold per period for the three principal product groups of the Company and relative average raw material costs per unit for the principal raw materials (using 1985 = 100 as the base year for all products sold or purchased per period). The price indices in the table reflect changes in the mix and volume of individual products sold as well as changes in selling prices.

                                           Year Ended December 31,
                                             1995     1994    1993
                                           -------  ------  ------

Average price received per
 unit sold
  PVC Polymers Products                      133     124     106
  Methanol and Derivatives                   134     166      94
  Nitrogen Products                          149     120      85

Raw material costs per unit purchased

  Natural Gas                                 69      79      88
  Ethylene                                   173     137     115
  Chlorine                                    92     116      83

Production volumes (1)
(in millions of pounds)
  PVC Polymers Products                    2,312   2,067   1,849
  Methanol and Derivatives                 2,805   2,660   2,409
  Nitrogen Products                        1,389   1,221   1,207

----------------

(1) Includes the production of intermediate products.


1995 COMPARED TO 1994

Total Revenues

  Total revenues for 1995 increased $81.8 million or 12% to $739.6 million in 1995 from $657.8 million in 1994. This increase was the net result of a $102.5 million increase in revenues from PVC Polymers Products, a $48.9 million decrease in Methanol and Derivatives revenues and a $28.2 million increase in Nitrogen Products revenues.

  Total revenues for PVC Polymers Products increased 30% as a result of a 21% increase in sales volumes along with a 7% increase in selling prices. The increase in volume was mainly attributable to the acquisition of the Addis Facility during 1995.

  Total revenues for Methanol and Derivatives decreased 21% as a result of a 19% decrease in selling prices along with a 2% decrease in sales volumes. The decrease in selling price was due to the circumstances described above.

  Total revenues for Nitrogen Products increased 38% as a result of a 24% increase in selling prices and an 11% increase in sales volumes. Generally strong market conditions led to increased selling prices and volumes for ammonia and urea during 1995.

Cost of Goods Sold

  Total cost of goods sold increased 16% to $516.5 million in 1995 from $446.2 million in 1994. The increase resulted almost entirely from the additional sales volumes attributed to the acquisition of the Addis Facility. Expressed as a percentage of total revenues, cost of goods sold increased to 70% of total revenues in 1995 from 68% in 1994.

  Gross profit for PVC Polymers Products increased 32% as a result of the significant increase in sales volumes.

  Gross profit for Methanol and Derivatives decreased 27% from record level in 1994. Gross margins for Nitrogen Products almost tripled due to increased selling prices along with reduced natural gas cost.

Incentive Distribution to General Partner

  During 1995, incentive distribution to the General Partner aggregated $29.8 million compared to $20.6 during 1994 reflecting overall higher quarterly results. Each quarter's distributions during 1995 exceeded $0.3647 per unit, the amount after which the General Partner receives 20% of the remaining distribution as an incentive distribution.

Interest Expense

  Interest expense during 1995 increased 17% to $19.1 million due to the debt associated with the acquisition of the Addis Facility.

Other Expense, Including Minority Interest

  Other (income) and expense decreased to $1.2 million in 1995 from $7.1 million in 1994 resulting primarily from the absence of the $4.0 million accrual incurred in 1994 relating to various environmental matters.

Extraordinary Loss on Early Extinguishment of Debt

  The Partnership incurred a loss of $6.9 million, or 19 cents per Unit, in 1995 as a result of a prepayment premium on $150 million in debt retired during the year. See Acquisition and Financing and Notes to Consolidated Financial Statements, Note 3.

1994 VS. 1993

Total Revenues

  Total revenues for 1994 increased $224.5 million or 52% to $657.8 million from $433.3 million in 1993. This increase was the result of an $85.8 million increase in revenues from PVC Polymers Products, a $116.3 million increase in Methanol and Derivatives revenues and a $22.4 million increase in Nitrogen Products revenues.

  Total revenues for PVC Polymers Products increased 33% as a result of a 17% increase in selling prices and a 14% increase in sales volumes. These increases were due to increased demand for PVC resins resulting from strength in the construction and automotive industries, as well as other industries.

  Total revenues for Methanol and Derivatives increased 97% as a result of a 76% increase in selling prices and a 12% increase in sales volumes. These increases were due to the worldwide tightness in the methanol market resulting from limited growth in methanol supply and industry consolidations in recent years and increased demand for methanol and formaldehyde in downstream applications such as MTBE and adhesives.

  Total revenues for Nitrogen Products increased 43% as a result of a 40% increase in selling prices and a 2% increase in sales volumes. Ammonia selling prices increased significantly fueled primarily by strong domestic demand and the worldwide tightness in the ammonia market. Urea volumes and selling prices showed modest improvements.

Cost of Goods Sold

  Total cost of goods sold increased 12% to $446.2 million in 1994 from $397.8 million in 1993. The increase was a result of the increased volumes discussed above and an aggregate raw material cost increase of approximately 4% comprised of significant unit cost increases for chlorine and ethylene offset by reduced natural gas costs. Expressed as a percentage of total revenues, cost of good sold decreased to 68% of total revenues in 1994 from 92% in 1993, resulting in greatly improved gross margins and net income for the Company.

  Gross margins for PVC Polymers Products increased 182% as a result of the improved selling prices and volumes discussed above, partially offset by substantially higher chlorine and ethylene costs.

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

Incentive Distribution to General Partner

  An incentive distribution to the General Partner of $20.6 million was generated in 1994 as a result of improved operating performance. The quarterly distributions generated in 1993 did not result in incentive distribution to the General Partner.

Other Expense, Including Minority Interest

  The net expense for 1994 was $7.1 million compared to $1.6 million in 1993. This increase was primarily due to a $4.0 million provision established in the third quarter 1994 for potential expenses related to environmental matters. See Notes to Consolidated Financial Statements, Note 8. The increase was also partially due to the increase in the minority interest in consolidated subsidiary due to the subsidiary's improved operating performance.

Net Income (Loss)

  Net income was $146.4 million compared to a net loss of $1.4 million in 1993. As discussed above, the primary reasons for the improved operating performance were significant selling price increases in all product lines and volume improvements in PVC resins and methanol, partially offset by increased raw material costs.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows from Operations. Cash provided by operations increased to $225.6 million for 1995, as compared to $164.2 million for 1994. Operating cash flows were positively affected by a decrease of $30.6 million in receivables along with an increase in payables, partially offset by a decrease in incentive distribution payable. Cash provided by operations for the year ended December 31, 1994 increased to $164.2 million, as compared to $38.3 million for the prior year. The increase was primarily attributable to an increase in net income and increased accruals for the incentive payable and other liabilities, partially offset by an increase in accounts receivable.

  Cash Flows from Investing Activities. The Partnership paid $100.4 million for the acquisition of a PVC manufacturing facility in 1995. See Acquisition and Financing.

  Capital expenditures for 1995 totaled $27.0 million. This amount included $13.6 million for the expansion of facilities (such as the methanol expansion project) and for other discretionary capital improvements. Non-discretionary capital expenditures totaled $13.4 million for 1995, which amount included a large number of relatively small projects.

  Capital expenditures during 1994 totaled $22.6 million, $6.8 million of which related to completion of the urea granulation and expansion project and other discretionary capital projects and $15.8 million of which related to non-discretionary projects, and environmental and safety related projects. Non-discretionary capital expenditures vary from year to year with normal equipment renovation requirements.

  Cash Flows from Financing Activities. The Partnership makes quarterly distributions to Unitholders and the General Partner of 100% of its Available Cash. Available Cash means generally, with respect to any quarter, the sum of all cash receipts of the Partnership plus net reductions to reserves established in prior quarters, less all of its cash distributions and net additions to reserves in such quarter. These reserves are retained to provide for the proper conduct of the Partnership's business, to stabilize distributions of cash to Unitholders and the General Partner and as necessary to comply with the terms of any agreement or obligation of the Partnership. Cash distributions of $213.1 million were made during 1995 compared to $76.6 million in 1994 and $33.8 million in 1993.

  As discussed under Item 1"Business" herein, there are various seasonality factors affecting results of operations and, therefore, cash distributions. In addition, the amount of Available Cash constituting Cash from Operations for any period does not necessarily correlate directly with net income for such period because various items and transactions affect net income and Available Cash constituting Cash from Operations differently. For example, depreciation reduces net income but does not affect Available Cash constituting Cash from Operations, while changes in working capital items (including receivables, accounts payable and other items) generally do not affect net income but do affect such Available Cash. Moreover, as provided for in the Partnership Agreements, certain reserves may be established which affect Available Cash constituting Cash from Operations but do not affect cash balances in financial statements. Such reserves have generally been used to set cash aside for interest payments, capital expenditures and other accrued items.

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

  On May 1, 1995, the Partnership issued $200 million aggregate principal amount of senior unsecured notes (the "Senior Notes"). The net proceeds from this offering were used to prepay $150 million aggregate principal amount of outstanding notes plus a related prepayment premium of $6.9 million reflected as an extraordinary loss in 1995, and accrued interest. The remaining proceeds were used to fund a portion of the purchase price of the Addis Facility.

Liquidity

  The Partnership expects to satisfy its cash requirements, including the requirements of the Addis Facility, through internally generated cash and borrowings. In connection with the acquisition of the Addis Facility, the Partnership entered into a Revolving Credit Facility which provides a $100.0 million line of credit for capital expenditures (including the acquisition), working capital and general partnership purposes. Borrowings under the Revolving Credit Facility were $40.0 million at December 31, 1995. The amount available under the facility reduces to $75.0 million on January 1, 1996, $50.0 million on January 1, 1997 and terminates December 31, 1997. The facility may be extended for one year with the consent of the lenders. The Partnership has terminated its previous $20.0 million credit facility.

  The revolving credit agreement along with the Senior Notes contain a number of financial and other covenants that management believes are customary in lending transactions of these types.

Capital Expenditures

  The Partnership currently believes that the level of annual base capital expenditures over the next several years will be in the range of $20 to $25 million per year. Total capital expenditures for 1996 are anticipated to be approximately $20 to $25 million. Future capital expenditures would vary substantially if the Partnership is required to undertake corrective action or incur other environment compliance costs in connection with the proceedings discussed under Item 3 "Legal Proceedings."

Environmental Expenditures

  Annual environmental capital expenditures for 1993-1995 ranged from $1.3 to $3.6 million. The 1996 budget for environmental capital expenditures is approximately $2.6 million, and is included in the budget of $20 to $25 million discussed above.

  Annual non-capital environmental expenditures for 1993-1995 ranged from $18.7 to $21.7 million. In connection with potential environmental matters, an additional provision of $4.0 million was reflected in the operating results in 1994. The 1996 budget for non-capital environmental expenditures is approximately $21.8 million. The Partnership's actual level of spending would vary substantially if it is required to undertake corrective action or incur other environmental compliance costs in connection with the proceedings discussed under Item 3 "Legal Proceedings."

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

                                                     Sequential
Index to Financial Statements                           Page
-----------------------------                        ----------

 Report of Independent Accountants                        43
 Consolidated Statements of Operations for the years
  ended December 31, 1995, 1994 and 1993                  44
 Consolidated Statements of Cash Flows for the years
  ended December 31, 1995, 1994 and 1993                  45
 Consolidated Balance Sheets as of December 31, 1995
  and 1994                                                46
 Consolidated Statements of Changes in Partners'
  Capital for the years ended December 31, 1995,
  1994 and 1993                                           47
 Notes to Consolidated Financial Statements            48-53


Selected Quarterly Financial Data (Unaudited)
---------------------------------------------
    (in thousands except per Unit data, which is net of 1% General Partner interest)

                                      1995 Quarters
                          --------------------------------------
                           First     Second    Third     Fourth
                          --------  --------  --------  --------

Revenues                  $214,806  $187,663  $186,672  $150,446
Gross Profit               106,315    58,184    39,899    18,662
Income before
 extraordinary item         83,487    36,754    23,811     6,874
Net Income                  83,487    29,842    23,811     6,874
Income per Unit before
 extraordinary loss           2.25      0.99      0.64      0.19
Net Income
 per Unit                     2.25      0.80      0.64      0.19

                                      1994 Quarters
                          --------------------------------------
                           First     Second    Third     Fourth
                          --------  --------  --------  --------


Revenues                  $118,981  $149,671  $169,481  $219,619
Gross Profit                12,076    37,934    61,998    99,628
Net Income                   3,628    25,264    40,646    76,867
Net Income per Unit           0.10      0.68      1.09      2.07


Item 9.   Changes in and Disagreements with Accountants on Accounting
-------   -----------------------------------------------------------
      and Financial Disclosure
      ------------------------

 No Form 8-K was issued by the Company for the two most recent years ended December 31, 1995 reporting a change in or disagreement with accountants.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

 The Partnership is a limited partnership (of which BCPM is the General Partner) and has no directors or officers. The directors, officers and employees of the General Partner perform management and non-supervisory functions for the Partnership.

 Management Organization - Joseph M. Saggese is Chairman, President and Chief Executive Officer of BCPM. He is also an Executive Vice President of Borden and President and Chief Executive Officer of Borden Chemicals, Inc. John L. Russ III and Wayne P. Leonard, who report directly to Mr. Saggese, are responsible for Partnership marketing and manufacturing operations, respectively.

 Independent Committee - BCPM is required to maintain an Independent Committee of its Board of Directors, which shall be composed of at least three directors, each of whom is neither an officer, employee or director of Borden nor an officer or employee of BCPM. Certain actions require special approval from the Independent Committee. Such actions include an expansion of the scope of business of the Partnership, the making of material capital expenditures, the material curtailment of operations of any plant, the material expansion of capacity of any plant, and the amendment of or entry into by the Partnership of any agreement with Borden. The members of the Independent Committee are Edward
H. Jennings, and George W. Koch. Daniel M. Galbreath was a member of the Independent Committee until he passed away in September 1995. On March 5, 1996, Dr. E. Linn Draper, Jr. was appointed to this vacancy.

  As sole stockholder of BCPM, Borden elects directors of BCPM on an annual basis. Set forth below is certain information concerning the directors and officers of BCPM.

                                                                       Served in
                                                              Age on   Present
                                Position and Office          Dec. 31,  Position
Name                            with General Partner           1995     Since
----                            --------------------         --------  ---------
Joseph M. Saggese        Director, Chairman, President
                           and Chief Executive Officer             64      1990
Edward H. Jennings       Director                                  58      1989
George W. Koch           Director                                  69      1987
Dr. E. Linn
Draper, Jr.              Director                                  53      1996
William H. Carter        Director                                  42      1995
Joan V. Stapleton        Director and Vice President-
                           Strategy                                50      1987
*Wayne P. Leonard        Executive Vice President -
                           Operations                              54      1987

*John L. Russ III        Executive Vice President-Sales and
                           Marketing                               55      1987
*James O. Stevning       Vice President, Chief Financial
                           Officer and Treasurer                   36      1996
Lawrence L. Dieker       Vice President, Secretary,
                           and General Counsel                     57      1987
*John R. Beaver          Controller and Principal
                           Accounting Officer                      34      1996

*Mr. Leonard, Mr. Russ, Mr. Stevning and Mr. Beaver were all elected to their current positions effective January 23, 1996. However, Mr. Leonard and Mr. Russ have served in substantially the same capacity since 1987.

 Joseph M. Saggese has been Chairman of the Board of Directors, President and Chief Executive Officer of BCPM since July 1990. He is also Executive Vice President of Borden and President and Chief Executive Officer of Borden Chemical, Inc., the successor to a major portion of the former PIP Division of Borden and its predecessor division, (collectively with the PIP Division the "Chemicals Division"). Positions he has held since July 1990. From January 1989 to August 1990 he served as Senior Group Vice President of the Chemicals Division. He served as a Senior Vice President of the Chemicals Division from October 1985 to January 1989.

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

 Dr. E. Linn Draper, Jr. is a director of BCPM. He is also Chairman, President and Chief Executive Officer of American Electric Power Company, Inc. and American Electric Power Service Corporation, positions he has held since 1992. Dr. Draper is also President of Ohio Valley Electric Corporation. From 1987 to 1992, he was Chairman, President and Chief Executive Officer of Gulf States Utility Company. Dr. Draper is currently a director of VECTRA Technologies, Inc., the Nuclear Energy Institute and the Institute of Nuclear Power Operation.

 William H. Carter is a director of BCPM. He is also Executive Vice President and Chief Financial Officer of Borden, a position he has held since April 1995. Prior to joining Borden, he was a partner of Price Waterhouse LLP.

 Joan V. Stapleton is a director and a Vice President of BCPM. Prior to that, she was Vice President of the Chemicals Division, a position she had held since 1983. She has served in other capacities with the Borden PIP

Division since 1972, including assistant controller, manager of business planning/commercial development, and director of planning and development.

 Wayne P. Leonard is Executive Vice President of BCPM. From 1984 to 1987, he was Director of Manufacturing, Basic Chemicals Unit of the Chemicals Division. Prior thereto, he was manager of the vinyl products sector of the Basic Chemicals Unit of the Chemicals Division. He has served in the chemical business thirty years and at all such times he has worked at the Geismar complex.

 John L. Russ III is Executive Vice President of BCPM. From 1986 to 1987, he was General manager, Thermoplastics Units and Petrochemical Chemicals Division. He joined Borden in 1982 as director of sales and marketing for the Thermoplastics Unit of the Chemicals Division. He has served in the PVC resin business in sales and marketing capacities for over thirty years.

 James O. Stevning is Vice President, Chief Financial Officer and Treasurer of BCPM. From March 1994 until January 1996, he was Controller and Principal Accounting Officer of BCPM. Prior to that, he had been a Group Controller and an Assistant Controller of the Chemicals Division.

 Lawrence L. Dieker is Vice President, General Counsel and Secretary of BCPM. He is also a Vice President and General Counsel of Borden Chemical, Inc., a position he has held since January 1995. He was previously Assistant General Counsel of Borden, a position he held from 1982 to January 1995.

 John R. Beaver joined BCPM in November 1995 and was elected Controller and Principal Accounting Officer in January 1996. Prior thereto, he was Manager of Financial Reporting for Sterling Chemicals, Inc. and has served in the chemical business in various financial and accounting capacities for fifteen years.


Item 11.  Executive Compensation
--------  ----------------------

 The Partnership has no directors or officers. The directors and officers of BCPM receive no direct compensation from the Partnership for services to the Partnership. The Partnership reimburses BCPM for all direct and indirect costs incurred in managing the Partnership.

 During 1995 the three independent directors of BCPM received a retainer of $15,000 per year plus a fee of $1,000 for each BCPM Board meeting attended. The Board functions in part through its Independent and Audit Committees. The three non-employee members of each of these committees are paid a meeting fee of $700 for each committee meeting attended. The committee chairman is also paid an additional $100 for each committee meeting attended in that capacity. During 1995, the Board met five times, and the Independent and Audit Committees met jointly four times.

 The Board of Directors of BCPM has approved a long-term incentive plan for management and employees of BCPM (and employees of Borden who provide support to or perform services for BCPM). The plan is intended to provide incentives to the management and employees of BCPM (and such employees of Borden) to enhance the market value of the Units. Under the plan, awards of "phantom" appreciation rights in the Holding Company are made to selected BCPM or Borden officers or employees on the basis of or in relation to services performed, directly or indirectly, for the benefit of the Company. Subject to certain restrictions, such grantees would be entitled to exercise all or any portion of the phantom appreciation rights granted to them. Upon exercise of any such rights, the grantee would be entitled to receive from BCPM or Borden, an amount in cash calculated to award the grantee for any actual appreciation in the market value of the Units in the Holding Company and actual cash distributions made by the Holding Company in respect of the Units. The benefits under the plan may be in addition to, and not in lieu of, the benefits provided to management and employees of BCPM (and such employees of Borden) under existing plans or employee benefit arrangements. BCPM (or Borden, on behalf of BCPM) will be reimbursed by the Company for all payments made or expenses incurred by BCPM (or Borden, on behalf of BCPM) under the plan. Under the plan, an initial grant of approximately 61,500 phantom appreciation rights has been made.

Item 12.  Security Ownership of Certain Beneficial Owners and
--------  ---------------------------------------------------
          Management
          ----------

 To the knowledge of BCPM, no person is the beneficial owner of more than five percent of the Partnership's Units. As of February 9, 1996 the beneficial ownership of Common Units by all directors and officers of BCPM as a group was approximately 36,000 Units, which represents less than one percent of the total Units outstanding.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

 The Partnership is managed by BCPM pursuant to the Amended and Restated Agreement of Limited Partnership (the "Agreement") dated December 15, 1988. Under the Agreement BCPM is entitled to reimbursement of certain costs of managing the Partnership. These costs include compensation and benefits payable to officers and employees of BCPM, payroll taxes, general and administrative costs and legal and professional fees. Note 3 of Notes to Consolidated Financial Statements of the Partnership contained on page 35 of this Form 10-K Annual Report contains information regarding relationships and related transactions.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
--------  ----------------------------------------------------
   on Form 8-K
   -----------

(a) 1.  Financial Statements
        --------------------

        a. The Consolidated Financial Statements, together with the report thereon of Price Waterhouse LLP dated January 23, 1996 are contained on pages 44 through 54 of this Form 10-K Annual Report.

    2.  Financial Statement Schedules
        -----------------------------

        None required.

    3.  Exhibits
        --------

        2.1/(7)/ Asset Transfer Agreement dated as of August 12, 1994 and amended as of January 10, 1995, and March 16, 1995, between the Borden Chemicals and Plastics Operating Limited Partnership (the "Operating

                 Partnership") and Occidental Chemical Corporation ("OxyChem") and the forms of VCM Supply Agreement and PVC Tolling Agreement annexed thereto

      2.1.1/(7)/ Third Amendment of Asset Transfer Agreement dated as of May 2,
                 1995 between the Operating Partnership and OxyChem

        3.0/(8)/ Restated Certificate of Incorporation of BCPM

        3.2/(2)/ By-Laws of BCPM

        3.3/(1)/ Amended and Restated Certificate of Limited Partnership of the
                 Partnership

        3.4/(1)/ Amended and Restated Certificate of Limited Partnership of the
                 Operating Partnership

        3.5/(1)/ Amended and Restated Agreement of Limited Partnership of the
                 Partnership dated as of December 15, 1988

        3.6/(3)/ Amended and Restated Agreement of Limited Partnership of the
                 Operating Partnership, dated as of November 30, 1987

        4.1/(6)/ Form of Depositary Receipt for Common Units

       10.1 Indenture dated as of May 1, 1995 of 9 1/2 Notes due 2005 between the Operating Partnership and The Chase Manhattan Bank (National Association), as Trustee

       10.4 Revolving Credit Agreement, dated as of May 2, 1995, between the Operating Partnership and Credit Suisse, as Agent and as a lender and Other Lenders

       10.5/(3)/ Service Agreement, dated as of November 30, 1987, between
                 Borden and the Operating Partnership

       10.6/(3)/ Intercompany Agreement, dated as of November 30, 1987, among
                 Borden, BCPM, the Partnership and the Operating Partnership

       10.7/(1)/ Borden and BCPM Coverant Agreement, dated as of December 15,
                 1988, among Borden and the Partnership

       10.8/(1)/ Ethylene Dichloride/Vinyl Chloride Monomer Tolling Agreement, dated as of July 19, 1988, between the Operating Partnership and Vulcan Chemicals, a division of Vulcan Materials Company

       10.9/(3)/ PVC Purchase Agreement, dated as of November 30, 1987, between
                 Borden and the Operating Partnership

      10.10/(3)/ Ammonia Purchase Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership

    10.10.1/(1)/ Amendment Agreement No. 1 to Ammonia Purchase Agreement, dated as of December 15, 1988, between Borden and the Operating Partnership

      10.11/(3)/ Urea Purchase Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership

    10.11.1/(1)/ Amendment Agreement No. 1 to Urea Purchase Agreement, dated as of December 15, 1988, between Borden and the Operating Partnership

      10.12/(3)/ Methanol Purchase Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership

    10.12.1/(1)/ Amendment Agreement No. 1 to Methanol Purchase Agreement, dated as of December 15, 1988, between Borden and the Operating Partnership

      10.13/(3)/ Formaldehyde Processing Agreement, dated as of November 30,
                 1987, between Borden and the Operating Partnership

    10.13.1/(1)/ Amendment Agreement No. 1 to Formaldehyde Processing Agreement,
                 dated as of December 15, 1988 between Borden and the Operating Partnership

      10.14/(3)/ Urea-Formaldehyde Concentrate Processing Agreement, dated as of
                 November 30, 1987, between Borden and the Operating Partnership

    10.14.1/(1)/ Amendment Agreement No. 1 to Urea-Formaldehyde Concentrate
                 Processing Agreement, dated as of December 15, 1988, between Borden and the Operating Partnership

      10.15/(3)/ Use of Name and Trademark License Agreement, dated as of
                 November 30, 1987, among Borden, the Partnership and the Operating Partnership

      10.16/(3)/ Patent and Know-How Agreement, dated November 30, 1987, among
                 Borden, the Partnership and the Operating Partnership

      10.17/(3)/ Environmental Indemnity Agreement, dated as of November 30,
                 1987, among the Partnership, the Operating Partnership and Borden

      10.18/(3)/ Lease Agreement, dated as of November 30, 1987, between the
                 Operating Partnership and Borden

      10.19/(2)/ Indenture, dated as of June 1, 1962, among Monochem, Inc.,
                 Borden and Uniroyal Chemical Company, Inc. (as successor to Uniroyal Inc., which was a successor to United States Rubber Company)

      10.20/(2)/ Amendment to Indenture, dated as of December 30, 1981, among
                 Monochem, Inc., Borden and Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.)

      10.21/(2)/ Restructuring Agreement, dated as of December 9, 1980, among
                 Borden, Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.) and Monochem, Inc.

      10.22/(2)/ Amendment to Restructuring Agreement, dated as of December 31,
                 1981, among Borden, Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.) and Monochem, Inc.

      10.23/(2)/ Restated Basic Agreement, dated as of January 1, 1982, between
                 Borden and Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.)

      10.24/(2)/ Restated Operating Agreement, dated as of January 1, 1982, among Borden, Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.) and Monochem, Inc.

      10.25/(2)/ Restated Agreement to Amend Operating Agreement, dated as of
                 January 1, 1983, among Borden, Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.) and Monochem, Inc.

      10.26/(2)/ Operating Agreement for Oxygen and Acetylene Plants, dated
                 April 1, 1982, between Borden and BASF Wyandotte Corporation (subsequently named BASF Corporation) ("BASF")

      10.27/(2)/ Amendment to Operating Agreement for Oxygen and Acetylene
                 Plants, dated August 22, 1984, between Borden and BASF

      10.28/(2)/ Second Amendment to Operating Agreement for Oxygen and
                 Acetylene Plants, dated December 14, 1984, between Borden and BASF

      10.29/(2)/ Third Amendment to Operating Agreement for Oxygen and Acetylene
                 Plants, dated as of October 2, 1985, between Borden and BASF

      10.30/(2)/ Fourth Amendment to Operating Agreement, dated August 25, 1987, between Borden and BASF

      10.31/(2)/ Fifth Amendment to Operating Agreement, dated November 10,
                 1987, between Borden and BASF

      10.32/(1)/ Sixth Amendment to Operating Agreement, dated February 11,
                 1988, between the Operating Partnership and BASF

      10.33/(2)/ Third Purchase Agreement, dated August 25, 1987, between
                 Borden and BASF

      10.34/(2)/ Operating Agreement, dated December 14, 1984 among Borden,
                 BASF, Liquid Air Corporation ("LAC") and LAI Properties, Inc. ("LAI")

      10.35/(2)/ Amendment No. 1 to Operating Agreement, dated October 2, 1985, among Borden, BASF, LAC and LAI

      10.36/(1)/ Amendment No. 2 to the Operating Agreement, dated February 11,
                 1988, among Borden, the Operating Partnership, BASF, LAC and
                 LAI

      10.37/(2)/ Second Operating Agreement, dated October 2, 1985, among
                 Borden, BASF, LAC and LAI

      10.38/(1)/ Restated Second Operating Agreement, dated February 11, 1988 among Borden, the Operating Partnership, BASF, LAC and LAI

      10.39/(1)/ Acetylene  Sales Agreement No. 1, dated February 11, 1988, between the Operating Partnership and BASF

      10.40/(1)/ Acetylene Sales Agreement No. 2, dated February 11, 1988, between the Operating Partnership and BASF

      10.41/(3)/ Railroad Car Master Sublease Agreement, dated as of November
                 30, 1987, between Borden and the Operating Partnership, relating to ACF Industries, Incorporated Master Service Contract

      10.42/(3)/ Railroad Car Master Sublease Agreement, dated as of November
                 30, 1987, between Borden and the Operating Partnership, relating to Pullman Leasing Company Lease of Railroad Equipment

      10.43/(3)/ Railroad Car Master Sublease Agreement, dated as of November
                 30, 1987, between Borden and the Operating Partnership, relating to Union Tank Car Company Service Agreement

      10.44/(3)/ Railroad Car Master Sublease Agreement, dated as of November
                 30, 1987, between Borden and the Operating Partnership, relating to General Electric Railroad Service Corporation Car Leasing Agreement

      10.45/(3)/ Railroad Car Master Sublease Agreement, dated as of November
                 30, 1987, between Borden and the Operating Partnership, relating to General American Transportation Corporation Tank Car Service Contract

      10.46/(3)/ Railroad Car Sublease Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership, relating to EHF Leasing Corporation Railroad Equipment Lease

      10.47/(3)/ Railroad Car Sublease Agreement, dated as of November 30, 1987, between Borden and the Operating

                 Partnership, relating to Bank of New York Lease of Railroad Equipment (as amended)

      10.48/(2)/ Form of Rail Service Agreement between Borden and the Operating
                 Partnership

      10.49/(4)/ Form of Letter Agreement with Directors

      10.50/(3)/ Illiopolis Indemnity Agreement

      10.51/(3)/ 1995 Long-Term Incentive Plan

__________________

/(1)/ Filed as an exhibit to the joint Registration Statement on Form S-1 and Form S-3 of the Partnership, Borden, Inc. and Borden Delaware Holdings, Inc. (File No. 33-25371) and is incorporated herein by reference in this Form 10-K Annual Report.

/(2)/ Filed as an exhibit to the Partnership's Registration Statement on Form
      S-1 (File No. 33-17057) and is incorporated herein by reference in this Form 10-K Annual Report.

/(3)/ Filed as an exhibit to the Partnership's Registration Statement on Form
      S-1 (File No. 33-18938) and is incorporated herein by reference in this Form 10-K Annual Report.

/(4)/ Filed as an exhibit to the Registrant's 1989 Form 10-K Annual Report and is incorporated herein by reference in this Form 10-K Annual Report.

/(5)/ Exhibits 10.8, 10.32, 10.36, 10.37 and 10.38, which were previously filed, contain information which has been deleted pursuant to an application for confidential treatment pursuant to Rule 406 of the Securities Act of 1933, with respect to which an order has been granted by the Commission.

/(6)/ Filed as an exhibit to the Registrant's 1992 Form 10-K Annual Report and is incorporated herein by reference in this Form 10-K Annual Report.

/(7)/ Filed as an exhibit to Borden Chemicals and Plastics Limited Partnership's
      Quarterly Report on Form 10-Q for the quarter ended March 31, 1995. Confidential treatment has been granted as to certain provisions.

/(8)/ Filed as an exhibit to Borden Chemicals and Plastics Limited Partnership's
      Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed by the Registrant during the fourth quarter 1995.

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

                            BORDEN CHEMICALS AND PLASTICS
                             LIMITED PARTNERSHIP
                             By BCP Management, Inc.,
                             General Partner

                         By /s/ James O. Stevning
                            ----------------------------
                                James O. Stevning
                                Vice President, Chief Financial
                              Officer and Treasurer

                          By /s/ John R. Beaver
                             ---------------------------
                                 John R. Beaver
                                 Controller and Principal
                                 Accounting Officer


Date:  February 9, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with BCP Management, Inc., General Partner) indicated, on the date set forth above.

    Signature                                   Title
    ---------                                   -----

/s/ Joseph M. Saggese            Director, Chairman, President
----------------------------
Joseph M. Saggese                  and Chief Executive Officer


/s/ Edward H. Jennings           Director
----------------------------
Edward H. Jennings


/s/ George W. Koch               Director
----------------------------
George W. Koch


/s/ Joan V. Stapleton            Director and Vice President
----------------------------
Joan V. Stapleton


/s/ William H. Carter            Director
---------------------------
William H. Carter

                       REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS OF BORDEN CHEMICALS
AND PLASTICS LIMITED PARTNERSHIP



          In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of Borden Chemicals and Plastics Limited Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Columbus, Ohio
January 23, 1996

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                 YEAR ENDED DECEMBER 31,
                                             -------------------------------
                                               1995       1994       1993
                                             ---------  ---------  ---------
REVENUES
  Net trade sales                            $608,070   $514,499   $349,200
  Net affiliated sales                        131,517    143,253     84,097
                                             --------   --------   --------
Total revenues                                739,587    657,752    433,297
                                             --------   --------   --------

EXPENSES
  Cost of goods sold
  Trade                                       424,492    352,700    321,966
  Affiliated                                   92,035     93,516     75,805
Marketing, general & administrative expense    22,127     21,092     18,993
  Interest expense                             19,066     16,342     16,356
  General Partner incentive                    29,783     20,616          0
  Other expense,
    including minority interest                 1,158      7,081      1,612
                                             --------   --------   --------
Total expenses                                588,661    511,347    434,732
                                             --------   --------   --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM       150,926    146,405     (1,435)
  Extraordinary loss on early extinguish-
    ment of debt                               (6,912)         0          0
                                             --------   --------   --------

NET INCOME (LOSS)                             144,014    146,405     (1,435)
  Less 1% General Partner interest             (1,440)    (1,464)        14
                                             --------   --------   --------
NET INCOME (LOSS) APPLICABLE TO LIMITED
  PARTNERS' INTEREST                         $142,574   $144,941   $ (1,421)
                                             ========   ========   ========

PER UNIT DATA, NET OF 1% GENERAL PARTNER
  INTEREST
Income (loss) per unit before extra-
  ordinary item                              $   4.07      $3.94     $(0.04)
Extraordinary loss per Unit                     (0.19)         0          0
                                             --------   --------   --------

Net income (loss) per Unit                   $   3.88      $3.94     $(0.04)
                                             ========   ========   ========

Average number of Units outstanding
 during the year                               36,750     36,750     36,750
                                             ========   ========   ========

Cash distributions declared per Unit         $   4.66   $   3.52   $    .78
                                             ========   ========   ========


See notes to consolidated financial statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                       YEAR ENDED DECEMBER 31,
                                                  ---------------------------------
                                                     1995        1994       1993
                                                  ----------  ----------  ---------

CASH FLOWS FROM OPERATIONS
  Net income (loss)                               $ 144,014   $ 146,405   $ (1,435)
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Extraordinary loss on early extinguish-
    ment of debt                                      6,912           0          0
  Depreciation                                       49,198      44,305     42,946
  Decrease (increase) in receivables                 30,641     (54,374)   (11,821)
  (Increase) decrease in inventories                (10,612)      1,126     (5,418)
  Increase in payables                               14,186       6,298     13,698
  (Decrease) increase in incentive
   distribution payable                              (9,955)     11,865          0
  Increase in accrued interest                        1,417           0          0
  Other, net                                         (  213)      8,583        517
                                                  ---------   ---------   --------
                                                    225,588     164,208     38,487
                                                  ---------   ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for acquisition                        (100,376)          0          0
  Capital expenditures                             ( 27,085)   ( 22,578)   (15,041)
                                                  ---------   ---------   --------
                                                   (127,461)   ( 22,578)   (15,041)
                                                  ---------   ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of long-
    term debt                                       200,000           0          0
  Proceeds from short-term borrowing (net)           40,000           0          0
  Payment of debt issuance costs                     (9,815)          0          0
  Repayment of long-term debt, including
    prepayment penalty                             (156,912)          0          0
  Cash distributions paid                          (213,105)    (76,558)   (33,781)
                                                  ---------   ---------   --------
                                                   (139,832)    (76,558)   (33,781)
                                                  ---------   ---------   --------

(Decrease) increase in cash and equivalents         (41,705)     65,072    (10,335)

Cash and equivalents at beginning of year            74,126       9,054     19,389
                                                  ---------   ---------   --------

Cash and equivalents at end of year               $  32,421   $  74,126   $  9,054
                                                  =========   =========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Interest paid during the year                   $  17,649   $  16,342   $ 16,356
                                                  =========   =========   ========

See notes to consolidated financial statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                  DECEMBER 31,   DECEMBER 31,
                                                      1995           1994
                                                  ------------   ------------
ASSETS

Cash and equivalents                                $   32,421      $  74,126
Accounts receivable (less allowance for
 doubtful accounts of $457 and $627,
 respectively)
  Trade                                                 75,788         84,330
  Affiliated                                            15,202         37,301
Inventories
  Finished and in process goods                         33,418         19,591
  Raw materials and supplies                             9,654          8,540
Other current assets                                     3,541          2,831
                                                    ----------      ---------
    Total current assets                               170,024        226,719
                                                    ----------      ---------

Investments in and advances to
 affiliated companies                                    4,437          3,772
Other assets                                            39,415         29,094
                                                    ----------      ---------
                                                        43,852         32,866
                                                    ----------      ---------

Land                                                    14,106         12,051
Buildings                                               44,216         37,931
Machinery and equipment                                633,484        523,517
                                                    ----------      ---------
                                                       691,806        573,499
  Less accumulated depreciation                      ( 337,175)      (290,180)
                                                    ----------      ---------
    Total assets                                       354,631        283,319
                                                    ----------      ---------
                                                    $  568,507      $ 542,904
                                                    ==========      =========
LIABILITIES AND
PARTNERS' CAPITAL

Accounts and drafts payable                         $   64,892      $  50,706
Cash distributions payable                              21,179         60,999
Short-term borrowing                                    40,000              0
Current portion of long-term debt                            0         30,000
Incentive distribution payable to
  General Partner                                        1,910         11,865
Accrued interest                                         3,262          1,845
Other accrued liabilities                               13,468         14,330
                                                    ----------      ---------
    Total current liabilities                          144,711        169,745

Long-term debt                                         200,000        120,000
Other liabilities                                        5,677          5,471
Minority interest in consolidated subsidiary             1,655          1,953
                                                    ----------      ---------
    Total liabilities                                  352,043        297,169
                                                    ----------      ---------

Commitments and contingencies (See Note 8)

Partners' capital
    Limited Partners                                   215,762        244,443
    General Partner                                        702          1,292
                                                    ----------      ---------
    Total partners' capital                            216,464        245,735
                                                    ----------      ---------
                                                    $  568,507      $ 542,904
                                                    ==========      =========

See notes to consolidated financial statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                 (IN THOUSANDS)



                                PREFERENCES    COMMON     GENERAL
                                UNITHOLDERS  UNITHOLDERS  PARTNER    TOTAL
                                -----------  -----------  -------    -----
Balances at December 31, 1992    $ 210,923   $  48,025   $ 1,647   $ 260,595
Combination of Preference and     (210,923)    210,923
 Common units
Net loss                                        (1,421)      (14)     (1,435)
Cash distributions declared                    (28,665)     (290)    (28,955)
                                 ---------   ---------   -------   ---------


Balances at December 31, 1993            0     228,862     1,343     230,205
Net income                                     144,941     1,464     146,405
Cash distributions declared                   (129,360)   (1,515)   (130,875)
                                 ---------   ---------   -------   ---------

Balances at December 31, 1994            0     244,443     1,292     245,735
Net income                                     142,574     1,440     144,014
Cash distributions declared                   (171,255)   (2,030)   (173,285)
                                 ---------   ---------   -------   ---------

Balances at December 31, 1995    $       0   $ 215,762   $   702   $ 216,464
                                 =========   =========   =======   =========


See notes to consolidated financial statements.

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
               -------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                  (In thousands except Unit and per Unit data)

1.  ORGANIZATION

   Borden Chemicals and Plastics Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed in 1987 when the Partnership, through its subsidiary operating partnership, acquired the basic chemicals and polyvinyl chloride ("PVC") resins operations of Borden, Inc. ("Borden"). The operations are comprised of highly integrated plants in Geismar, Louisiana, which produce basic petrochemical products, PVC resins and industrial gases and a PVC resins plant located in Illiopolis, Illinois. In 1995, the Partnership, through its subsidiary operating partnership completed the purchase of a PVC manufacturing facility in Addis, Louisiana (the "Addis Facility"). See Acquisition and Financing Note 3. The Partnership conducts its activities through Borden Chemicals and Plastics Operating Limited Partnership (the "Operating Partnership"). The Partnership, as the sole limited partner, owns a 98.9899% interest and BCP Management, Inc. ("BCPM"), a Delaware corporation and wholly-owned subsidiary of Borden, owns a 1.0101% interest as the sole general partner ("General Partner") in the Operating Partnership. The General Partner's interest in the Operating Partnership is reflected in the accompanying consolidated financial statements as minority interest. BCPM also owns a 1% general partner interest in the partnership, resulting in an aggregate 2% interest in the partnerships.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The significant accounting policies summarized below are in conformity with generally accepted accounting principles; however, this is not the basis for reporting taxable income to Unitholders. The preparation of financial statements in conformity with generally accepted accounting principles require the use of management's estimates.

   Principles of Consolidation - The consolidated financial statements include the accounts of the Partnership and the Operating Partnership after elimination of interpartnership accounts and transactions.

   Revenues - Sales and related cost of sales are recognized upon shipment of products. Net trade and net affiliated sales are net of sales discounts and product returns and allowances.

   Cash Equivalents - The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

   Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the average cost and first-in, first-out methods.

   Investments in and advances to affiliated companies - The Partnership's proportionate ownership of a joint venture that provides utilities to the Geismar complex is accounted for by the equity method. Utilities provided by the joint venture are allocated to joint venture partners at cost. The cost of the Partnership's proportionate share of utilities is included in cost of goods sold.

   Other Assets - Included in Other Assets are spare parts totalling $22,182 and $19,643 at December 31, 1995 and 1994, respectively. Debt issuance costs are capitalized and are amortized over the term of the associated debt or credit agreement.

   Property and Equipment - The amount of the purchase price originally allocated by the Partnership at its formation to land, buildings, and machinery and equipment was based upon their relative fair values. Expenditures made subsequent to the formation of the Partnership have been capitalized at cost except that the purchase price for Addis assets (Note 3) have been allocated to properties based upon their relative fair values.

   Depreciation is recorded on the straight-line basis by charges to costs and expenses at rates based on the estimated useful lives of the proper ties (average rates for buildings - 4%; machinery and equipment - 8%).

   Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals totaling $34,298 in 1995, $32,144 in 1994, and $29,905 in 1993
were expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts.

   Income Taxes - The Partnership is not a separate taxable entity for Federal and state and local income tax purposes. Accordingly, any taxable income or loss, which may vary substantially from income or loss reported under generally accepted accounting principles, is included in the tax returns of the individual partners. Under current tax law the Partnership will be treated as a partnership until December 31, 1997; thereafter, it will be taxed as a corporation. Effective January 1, 1993 the Partnership adopted statement of Financial Accounting Standard ("SFAS") No. 109 "Accounting for Income Taxes." The adoption of this statement did not have a material effect on 1993 results. Because of available tax planning strategies which management intends to implement to "step up" the tax basis of partnership assets to the generally higher partners' basis in their units, no provision for deferred income taxes is required for the future reversal of temporary differences between the book and tax basis of partnership assets.

3.  ACQUISITION AND FINANCING

   On May 2, 1995, the Partnership, through the Operating Partnership, completed the purchase of Occidental Chemical Corporation's Addis, Louisiana PVC manufacturing facility and related assets. The cash purchase price for the Addis assets was $100,400.

   On May 1, 1995, the Operating Partnership issued $200,000 aggregate principal amount of senior unsecured notes (the "Senior Notes"). The proceeds from this offering, net of $9,815 of debt issuance costs, were used to prepay $150,000 aggregate principal amount of outstanding notes plus a related $6,912 prepayment premium and accrued interest. The remaining proceeds were used to fund a portion of the purchase price of the Addis Facility.

   A $100,000 revolving credit facility was obtained during the second quarter of 1995. Borrowing under this facility was $40,000 at December 31, 1995.

   The following financial information presents the proforma effect of the acquisition and financing transactions discussed above on the historical results of operations for the twelve months ended December 31, 1995 and 1994, respectively, as if the transactions occurred on January 1, 1994.


                                           TWELVE MONTHS ENDED
                                   -----------------------------------
                                   DECEMBER 31, 1995 DECEMBER 31, 1994
                                   ----------------- -----------------
Total revenues                          $794,393          $795,075

Income before extraordinary item:
  Income                                $155,168          $149,606
  Income per Unit, net of 1% General    $   4.18          $   4.03
                  Partner interest

4. RELATED PARTY TRANSACTIONS

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

   The employees of BCPM (together with employees of Borden providing support to or services for BCPM) operate the Partnership and participate in various Borden benefit plans including pension, retirement savings, and health and life insurance. Employee benefit plan expenses are determined by Borden's actuary based on annual employee census data. The Partnership is charged for general insurance expense, which includes liability and property damage insurance, based on calculations made by Borden's Risk Management Department. Under its risk retention program, Borden maintains deductibles of $2,500, $500 and $500 per occurrence for property and related damages at the Geismar, Illiopolis and Addis facilities, respectively, and deductibles ranging from $1,000 to $3,000 per event for liability insurance. The Partnership has first dollar liability insurance coverage from Borden. The cost of Borden's corporate information services and corporate staff department services is allocated to the Partnership based on usage of resources such as personnel and data processing equipment.

   The Partnership has no direct liability for postretirement benefits since the Partnership does not directly employ any of the persons responsible for managing and operating the Partnership, but instead reimburses Borden (on its own or BCPM's behalf) for their services. As a result of Borden's adoption of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions", 1995 and 1994 charges to the Partnership for such services were actuarially determined. The Partnership expensed the full amount of such charges but only reimbursed Borden (on its own or BCPM's behalf) for actual postretirement benefits paid. The difference between cash payments to Borden (on its own or BCPM's behalf) and postretirement expense is accrued on the Partnership's books.

   Benefit plan and general insurance expenses, and allocation for usage of resources such as personnel and data processing equipment were $11,628 in 1995, $9,991 in 1994, $9,506 in 1993. Management believes the allocation methods used are reasonable. Although no specific analysis has been undertaken, if the Partnership were to directly provide such services and resources at the same cost as Borden, management believes the allocations would be indicative of costs that would be incurred on a stand-alone basis.

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

5. DEBT

   At December 31, long-term debt consists of the following:


                             1995      1994
                           --------  --------
   9.5% notes due 2005...  $200,000       --
   10.7% note due 1997...        --  $90,000
   11.1% note due 1999...        --   60,000
                           -------- --------
                            200,000  150,000
   Less current portion..        --   30,000
                           -------- --------
                           $200,000 $120,000
                           ======== ========

   On May 1, 1995, the Operating Partnership issued $200,000 aggregate principal amount of senior unsecured notes. The net proceeds from this offering were used to prepay $150,000 aggregate principal amount of outstanding notes, plus a related prepayment premium of $6,912 reflected as an extraordinary loss in 1995, and accrued interest. The remaining proceeds were used to fund a portion of the purchase price of the Addis Facility.

   The aggregate fair value of the Partnership's outstanding debt was $215,493 at December 31, 1995 and $152,914 at December 31, 1994, which was calculated based on current yields for debt with similar characteristics.

   The Partnership obtained a short-term working capital facility of up to $100,000 under a revolving credit agreement during 1995. Borrowings under this facility were $40,000 at December 31, 1995. The total amount available under the revolving credit agreement reduces to $75,000 on January 1, 1996 and $50,000 on January 1, 1997. The revolving credit agreement expires on December 31, 1997 at which time any outstanding balance is due. A commitment fee of .375% per annum is payable on the unused portion. Borrowings under the revolving credit agreement bear interest at rates fixed at the time of each borrowing. The average interest rate of these borrowings at December 31, 1995 was 7.5%. The Partnership's revolving credit agreement also allows an additional $20,000 of borrowings outside the agreement, none of which was utilized during 1995. It provides that no recourse is available against the General Partner.

   The revolving credit agreement and the Senior Notes contain a number of financial and other covenants that management believes are customary in lending transactions of these types.

6. ALLOCATION OF INCOME AND LOSS

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

7. CASH DISTRIBUTIONS

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

8. CONTINGENCIES

Environmental and Legal Proceedings

   On October 27, 1994, the U.S. Department of Justice ("DOJ"), at the request of the U.S. Environmental Protection Agency (the "EPA"), filed an action against the Company and BCPM in the U.S. District Court for the Middle District of Louisiana. The complaint seeks facility-wide corrective action and civil penalties for alleged violations of the federal Resource, Conservation and Recovery Act ("RCRA"), the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and the Clean Air Act at the Geismar complex. If the Partnership is unsuccessful in this proceeding, or otherwise subject to RCRA permit requirements, it may be subject to three types of costs:
(i) corrective action; (ii) penalties; and (iii) costs needed to obtain a RCRA permit, portions of each which could be subject to the Environmental Indemnity Agreement ("EIA") discussed below. As to penalties, although the maximum statutory penalties that would apply in a successful enforcement action by the United States would be in excess of $150,000, management believes that, assuming the Partnership is unsuccessful, based on information currently available, and an analysis of relevant case law and administrative decisions, the more likely amount of any liability for civil penalties would not exceed several million dollars.

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

   Under the EIA, Borden has agreed, subject to certain specified limitations, to indemnify the Partnership in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Partnership. The Partnership is responsible for environmental liabilities arising from facts or circumstances that existed and requirements that become effective on or after such date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after such date, Borden and the Partnership will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the assets in question (to the extent relevant). No claims can be made under the EIA after November 30, 2002, and no claim can, with certain exceptions, be made with respect to the first $500 of liabilities which Borden would otherwise be responsible for thereunder in any year, but such excluded amounts shall not exceed $3,500 in the aggregate. Excluded amounts under the EIA have aggregated approximately $3,000 through December 31, 1995.

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

   The Partnership is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of the management of the Partnership, the amount of the ultimate liability, taking into account its insurance coverage, including its risk retention program and Environmental Indemnity Agreement with Borden would not materially affect the financial position or results of operations of the Partnership.