Form 10-K405/A
period 1995-12-31
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 1996-04-23
CIK 821202

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K/A


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:  DECEMBER 31, 1995    Commission file number:  1-9699
                            -----------------                             ------

                         BORDEN CHEMICALS AND PLASTICS
                              LIMITED PARTNERSHIP


           Delaware                                           31-1269627
   -----------------------                               -------------------
   (State of organization)                               (I.R.S. Employer
                                                         Identification No.)


     Highway 73, Geismar, Louisiana 70734                  (614) 225-4482
 --------------------------------------------              --------------
  (Address of principal executive offices)            (Registrant's telephone
                                                      number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------
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


Date:  April 23, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with BCP Management, Inc., General Partner) indicated, on the date set forth above.

    Signature                                   Title
    ---------                                   -----

/s/ Joseph M. Saggese            Director, Chairman, President
- ----------------------------
Joseph M. Saggese                  and Chief Executive Officer


/s/ Edward H. Jennings           Director
- ----------------------------
Edward H. Jennings


/s/ George W. Koch               Director
- ----------------------------
George W. Koch


/s/ Joan V. Stapleton            Director and Vice President
- ----------------------------
Joan V. Stapleton


/s/ William H. Carter            Director
- ---------------------------
William H. Carter

                                 EXHIBIT INDEX

Exhibit Number     Description
- -------------      -----------
     27            Financial Data Schedule