Form 10-Q
period 1996-03-31
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 1996-05-10
CIK 821202

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                           COMMISSION FILE NO. 1-9699



                         BORDEN CHEMICALS AND PLASTICS
                              LIMITED PARTNERSHIP

            DELAWARE                                    31-1269627
     (STATE OF ORGANIZATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

  HIGHWAY 73, GEISMAR, LOUISIANA 70734                 614-225-4482
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (REGISTRANT'S TELEPHONE NUMBER)



                                  ------------

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

                                 -------------
     Number of Common Units outstanding as of the close of business on May 10, 1996: 36,750,000.

================================================================================

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                         THREE MONTHS ENDED
                                                         ------------------

                                                          MARCH 31,   MARCH 31,
                                                            1996        1995
                                                          --------    --------
REVENUES
  Net trade sales......................................   $144,973    $162,488
  Net affiliated sales.................................     25,612      52,318
                                                          --------    --------

            Total revenues.............................    170,585     214,806
                                                          --------    --------


EXPENSES
  Cost of goods sold
        Trade..........................................    139,580      82,168
        Affiliated.....................................     25,239      26,323
  Marketing, general & administrative expense..........      5,635       5,531
  Interest expense.....................................      5,350       4,085
  General Partner incentive............................          0      13,075
  Other expense, including minority
      interest.........................................        878         137
                                                          --------    --------

              Total expenses...........................    176,682     131,319
                                                          --------    --------

  Net (loss) income....................................     (6,097)     83,487
      Less 1% General Partner interest.................         61        (835)
  Net (loss) income applicable to Limited Partners'       --------    --------
      interest.........................................   $( 6,036)   $ 82,652
                                                          ========    ========



PER UNIT DATA, NET OF 1% GENERAL PARTNER INTEREST:
  Net (loss) income per Unit...........................   $ ( 0.16)   $   2.25
                                                          ========    ========

  Average number of Units outstanding during the year..     36,750      36,750
                                                          ========    ========

  Cash distribution declared per Unit..................   $   0.10    $   1.77
                                                          ========    ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                              THREE MONTHS
                                                        ------------------------

                                                         MARCH 31,    MARCH 31,
                                                           1996         1995
                                                        ------------  ----------
CASH FLOWS FROM OPERATIONS

Net (loss) income.....................................      ($6,097)   $ 83,487

Adjustments to reconcile net (loss) income to net
 cash (used in)  provided by operating activities:
   Depreciation.......................................       12,192      11,163
   (Increase) in receivables..........................      ( 2,888)     (1,649)
   Increase (decrease)  in inventories................        8,527         (45)
   (Decrease) in payables.............................      (15,168)    (13,024)
   (Decrease) increase in incentive distribution
            payable...................................       (1,910)      1,210
   Increase in accrued interest.......................        4,744       4,073
Other, net............................................       (8,425)     (4,088)
                                                        -----------    --------
                                                             (9,025)     81,127
                                                        -----------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures...............................       (3,115)     (2,874)
                                                        -----------    --------
                                                             (3,115)     (2,874)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from short-term borrowings, (net).......       10,000           0
     Cash distributions paid..........................      (21,179)    (60,999)
                                                        -----------    --------
                                                            (11,179)    (60,999)
(Decrease) increase in cash and equivalents...........      (23,319)     17,254
                                                        -----------    --------
Cash and equivalents at beginning of period...........       32,421      74,126
                                                        -----------    --------

Cash and equivalents at end of period.................   $    9,102      91,380
                                                         ==========    ========

SUPPLEMENT DISCLOSURES OF CASH FLOW
 INFORMATION
Interest paid during the period.......................   $      606    $     12
                                                         ==========    ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                       ASSETS                               MARCH  31, 1996   DECEMBER 31, 1995
                       ------                               ---------------   -----------------

Cash and equivalents.................................        $   9,102           $  32,421
Accounts receivable (less allowance for doubtful
 accounts of $471 and $457 respectively)
   Trade.............................................           76,159              75,788
   Affiliated........................................           17,719              15,202
Inventories
   Finished and in process goods.....................           26,657              33,418
   Raw materials and supplies........................            7,888               9,654
Other current assets.................................            2,854               3,541
                                                             ---------           ---------
   Total current assets..............................          140,379             170,024
                                                             ---------           ---------

Investments in and advances to affiliated companies..            4,500               4,437
Other assets.........................................           47,215              39,415
                                                             ---------           ---------
                                                                51,715              43,852
                                                             ---------           ---------
Plant, property and equipment
   Land..............................................           14,586              14,106
   Buildings.........................................           44,264              44,216
   Machinery and equipment...........................          635,865             633,484
                                                             ---------           ---------
                                                               694,715             691,806
Less accumulated depreciation........................         (349,247)           (337,175)
                                                             ---------           ---------
       Net plant, property and equipment                       345,468             354,631
                                                             ---------           ---------

                     Total assets                            $ 537,562           $ 568,507
                                                             =========           =========


LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Accounts and drafts payable..........................        $  49,724           $  64,892
Cash distributions payable...........................            3,712              21,179
Short-term borrowing.................................           50,000              40,000
Incentive distribution payable to General Partner....                0               1,910
Accrued interest.....................................            8,006               3,262
Other accrued liabilities............................           12,105              13,468
                                                             ---------           ---------
     Total current liabilities.......................          123,547             144,711
                                                             ---------           ---------

Long-term debt.......................................          200,000             200,000
Other liabilities....................................            5,805               5,677
Minority interest in consolidated subsidiary.........            1,555               1,655
                                                             ---------           ---------

                     Total liabilities                         330,907             352,043
                                                             ---------           ---------

Partners' capital
   Limited Partners..................................          206,051             215,762
   General Partner...................................              604                 702
                                                             ---------           ---------
      Total Partners' capital........................          206,655             216,464
                                                             ---------           ---------
                                                             $ 537,562           $ 568,507
                                                             =========           =========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP


       CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                  (UNAUDITED)

                                (IN THOUSANDS)


                                 LIMITED    GENERAL
                                 PARTNERS   PARTNER     TOTAL
                                 --------   -------    --------

Balance at December 31, 1994..   $244,443    $1,292    $245,735
Net income....................     82,652       835      83,487
Cash distributions declared...    (65,047)     (789)    (65,836)
                                 --------    ------    --------
Balances at March 31, 1995....   $262,048    $1,338    $263,386
                                 ========    ======    ========

Balance at December 31, 1995..   $215,762    $  702    $216,464
Net (loss)....................     (6,036)      (61)     (6,097)
Cash distributions declared...     (3,675)      (37)     (3,712)
                                 --------    ------    --------
Balances at March 31, 1996....   $206,051    $  604    $206,655
                                 ========    ======    ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (IN THOUSANDS EXCEPT UNIT AND PER UNIT DATA)


1. INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated condensed financial statements contain all adjustments, consisting only of normal

2. ACQUISITION AND FINANCING

On May 2, 1995, the Partnership, through its subsidiary operating partnership ("the Operating Partnership"), completed the purchase of Occidental Chemical Corporation's ("OxyChem") Addis, Louisiana PVC manufacturing facility and related assets. The cash purchase price for the Addis assets was $100,400.

On May 1, 1995 the Operating Partnership issued $200,000 aggregate principal amount of 9 1/2% senior unsecured notes (the"Senior Notes"). The proceeds from this offering, net of $9,815 of debt issuance costs, were used to prepay $150,000 aggregate principal amount of outstanding notes plus related $6,912 prepayment premium and accrued interest. The remaining proceeds were used to fund a portion of the purchase price of the Addis Facility.

A $100,000 revolving credit facility was obtained during the second quarter of 1995. Borrowings under this facility was $50,000 at March 31, 1996.

3. ENVIRONMENTAL AND LEGAL PROCEEDINGS

On October 27, 1994, the U.S. Department of Justice ("DOJ"), at the request of the U.S. Environmental Protection Agency (the "EPA"), filed an action against the Partnership and the General Partner in the U.S. District Court for the Middle District of Louisiana. The complaint seeks facility-wide corrective action and civil penalties for alleged violations of the federal Resource, Conservation and Recovery Act ("RCRA"), the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and the Clean Air Act at the Geismar complex. If the Partnership is unsuccessful in this proceeding, or otherwise subject to RCRA permit requirements, it may be subject to three types of costs: (i) corrective action; (ii) penalties; and (iii) costs needed to obtain a RCRA permit, portions of each which could be subject to the Environmental Indemnity Agreement ("EIA") discussed below. As to penalties, although the maximum statutory penalties that would apply in a successful enforcement action by the United States would be in excess of $150,000, management believes that, assuming the Partnership is unsuccessful, based on information currently available, and an analysis of relevant case law and administrative decisions, the more likely amount of any liability for civil penalties would not exceed several million dollars.

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

Under the EIA, Borden, Inc. ("Borden") has agreed, subject to certain specified limitations, to indemnify the Partnership in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Partnership. The Partnership is responsible for environmental liabilities arising from facts or circumstances that existed and requirements that become effective on or after such date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after such date, Borden and the Partnership will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the assets in question (to the extent relevant). No claims can be made under the EIA after November 30, 2002, and no claim can, with certain exceptions, be made with respect to the first $500 of liabilities which Borden would otherwise be responsible for thereunder in any year, but such excluded amounts shall not exceed $3,500 in the aggregate. Excluded amounts under the EIA have aggregated approximately $3,500 through March 31, 1996.

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

The Partnership is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of the management of the Partnership, the amount of the ultimate liability, taking into account its risk retention program and EIA with Borden, would not materially affect the financial position or results of operations of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- -------------------------------------------------------------------------------
OF OPERATIONS
- -------------

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 1996 COMPARED TO QUARTER ENDED MARCH 31, 1995

Revenues

Total revenues during the first quarter of 1996 decreased $44.2 million or 21% to $170.6 million from $214.8 million in the first quarter of 1995. This decrease was the result of a $48.0 million decrease in Methanol and Derivatives revenues and a $2.0 million decrease in Nitrogen Products revenues, partially offset by a $5.7 million increase in PVC Polymers Products revenues.

Total revenues for PVC Polymers Products increased $5.7 million as a result of a 49% increase in sales volumes partially offset by a 29% decrease in selling prices. The increase in sales volumes was attributable to the additional production from the Addis acquisition. Pricing for PVC continues to be well below the year-ago period and on average, declined from the fourth quarter of 1995.

Total revenues for Methanol and Derivatives decreased $48.0 million as a result of a 61% decrease in selling prices, partially offset by an 8% increase in sales volumes. Methanol sales prices began to decline during early 1995, and the outlook for Methanol continues to be uncertain, but the Partnership believes that its Methanol sales prices during 1996 are likely to remain at current levels.

Total revenues for Nitrogen Products decreased $2.0 million as a result of a 6% decrease in selling prices along with a 1% decrease in sales volumes. Demand and pricing for ammonia and urea were steady during the quarter and comparable to the first quarter of 1995, despite drought in the western wheat belt and continued cold in the Midwest, which slowed plantings.

Cost of Goods Sold

Total cost of goods sold increased 52% to $164.8 million in the current period from $108.5 million in the year-ago period. The increase was primarily a result of increased raw material costs due to natural gas price increases, partially offset by decreased ethylene and chlorine costs. Expressed as a percentage of total revenues, cost of goods sold increased to 97% of total revenues in 1996 from 51% in 1995, resulting in greatly reduced gross margins and net income for the Partnership.

Gross margins for PVC Polymers Products decreased to a slight negative position as a result of the reduced selling prices discussed above.

Gross margins for Methanol and Derivatives also decreased to a slight negative position as a result of the decreased selling prices combined with the increased natural gas costs discussed above.

Gross margins for Nitrogen Products decreased nearly 50% as a result of the increase in natural gas costs.

Incentive Distribution to General Partner

There was no incentive distribution to the General Partner generated in the first quarter of 1996 as cash generated was less than $0.3647 (the "Target Distribution").

An incentive distribution to the General Partner of $13.1 million was generated in the first quarter of 1995 as a result of cash distributions to Unitholders of $1.77 per unit, exceeding the Target Distribution.

Interest Expense

The increase in interest expense during the first quarter of 1996 compared to the year-ago period was predominantly due to debt incurred associated with the Addis acquisition.

Net (Loss) Income

Net (loss) income was a loss of $6.1 million compared to $83.5 million in 1995. As discussed above, the primary reasons for the decrease in operating performance were significant selling price decreases in PVC and methanol along with a significant natural gas cost increase.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations. Cash flows from operations decreased $90.2 million for the first quarter 1996 from the comparable period a year ago. The decrease was primarily attributable to the decrease in net income from the first quarter of 1995. Cash flows (used in) provided by operations were also negatively affected by an approximate $9.2 million prepayment for a long-term raw material supply contract made during the first quarter of 1996.

Cash Flows from Investing Activities. First quarter 1996 capital expenditures totalled $3.1 million. Capital expenditures for the first quarter 1995 were $2.9 million.

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

Cash distributions of $21.2 million were made during the first quarter 1996 compared to $61.0 million in the year-ago period. These amounts reflect the payment of cash distributions declared for the immediately proceeding quarters. Cash distributions with respect to interim periods are not necessarily indicative of cash distributions with respect to a full year. Moreover, due to the cyclical nature of the Partnership's business, past cash distributions are not necessarily indicative of future cash distributions.

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

Liquidity

The Partnership expects to satisfy its cash requirements through internally generated cash and borrowings. During 1995, the Partnership entered into a Revolving Credit Facility which provided a $100.0 million line of credit for capital expenditures, working capital and general partnership purposes. The amount available under the facility reduced to $75.0 million on January 1, 1996, reduces to $50.0 million on January 1, 1997 and terminates December 31, 1997. The facility may be extended for one year with the consent of the lenders. Borrowing under this facility was $50 million at March 31, 1996. The $10.0 million increase in the amount outstanding under the Revolving Credit Facility during the first quarter of 1996 was principally for the $9.2 million raw material contract prepayment discussed above.



                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
- -------------------------

There is incorporated by reference herein the information regarding legal proceedings in Item 3 of Part I of the Partnership's 1995 Annual Report on Form 10-K and Note 3 to the consolidated condensed financial statements in Part I hereof.

SIGNATURE

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

                                                   BORDEN CHEMICALS AND PLASTICS
                                                   LIMITED PARTNERSHIP
                                                   By BCP Management, Inc.,
                                                   General Partner


                                               By  /s/  JOHN R. BEAVER
                                                   -----------------------------
                                                        JOHN R. BEAVER
                                                        Controller and Principal
                                                        Accounting Officer
May 10, 1996