Form 10-Q
period 1996-06-30
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 1996-08-14
CIK 821202

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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



                                  ------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.
                                              ---

                                 -------------

     Number of Common Units outstanding as of the close of business on August 9, 1996: 36,750,000.

================================================================================

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                          THREE MONTHS ENDED
                                                         ---------------------
                                                          JUNE 30,   JUNE 30,
                                                           1996         1995
                                                         --------     --------
REVENUES
  Net trade sales......................................  $152,675     $157,043
  Net affiliated sales.................................    26,552       30,620
                                                         --------     --------
            Total revenues.............................
                                                          179,227      187,663
                                                         --------     --------

EXPENSES
  Cost of goods sold
        Trade..........................................   140,023      106,867
        Affiliated.....................................    25,202       22,612
  Marketing, general & administrative expense..........     6,370        5,588
  Interest expense.....................................     5,556        4,716
  General Partner incentive............................         0        9,818
  Other expense, including minority
      interest.........................................       571        1,308
                                                         --------     --------
              Total expenses...........................
                                                          177,722      150,909
                                                         --------     --------
  Income before extraordinary item.....................     1,505       36,754
  Extraordinary loss on early extinguishment of debt            0       (6,912)
                                                         --------     --------
  Net income...........................................     1,505       29,842
      Less 1% General Partner interest.................       (15)        (298)
  Net income applicable to Limited Partners'             --------     --------
      interest.........................................
                                                         $  1,490     $ 29,544
                                                         ========     ========

PER UNIT DATA, NET OF 1% GENERAL PARTNER INTEREST:
  Income per Unit before extraordinary item............     $0.04     $   0.99
  Extraordinary loss per Unit..........................         0        (0.19)
                                                         --------     --------
  Net income per Unit..................................     $0.04     $   0.80
                                                         ========     ========
  Average number of Units outstanding during the year..    36,750       36,750
                                                         ========     ========
  Cash distribution declared per Unit..................     $0.00     $   1.42
                                                         ========     ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                            SIX MONTHS ENDED
                                                         ----------------------

                                                          JUNE 30,    JUNE 30,
                                                            1996        1995
                                                         ----------  ----------
REVENUES
  Net trade sales......................................   $297,648    $319,531
  Net affiliated sales.................................     52,164      82,938
                                                          --------    --------
            Total revenues.............................
                                                           349,812     402,469
                                                          --------    --------

EXPENSES
  Cost of goods sold
        Trade..........................................    279,603     189,035
        Affiliated.....................................     50,441      48,935
  Marketing, general & administrative expense..........     12,005      11,119
  Interest expense.....................................     10,906       8,801
  General Partner incentive............................          0      22,893
  Other expense, including minority
      interest.........................................      1,449       1,445
                                                          --------    --------
              Total expenses...........................
                                                           354,404     282,228
                                                          --------    --------
  Income before extraordinary item.....................     (4,592)    120,241
  Extraordinary loss on early extinguishment of debt             0      (6,912)
                                                          --------    --------
  Net (loss) income....................................     (4,592)    113,329
      Less 1% General Partner interest.................         46      (1,133)
  Net (loss)  income applicable to Limited Partners'      --------    --------
      interest.........................................
                                                          $( 4,546)   $112,196
                                                          ========    ========

PER UNIT DATA, NET OF 1% GENERAL PARTNER INTEREST:
  Income per Unit before extraordinary item............    $( 0.12)   $   3.24
  Extraordinary loss per Unit..........................          0       (0.19)
                                                          --------    --------
  Net (loss) income per Unit...........................    $( 0.12)   $   3.05
                                                          ========    ========
  Average number of Units outstanding during the year..     36,750      36,750
                                                          ========    ========
  Cash distribution declared per Unit..................      $0.10    $   3.19
                                                          ========    ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                            SIX MONTHS
                                                                  ---------------------------
                                                                   JUNE 30,          JUNE 30,
                                                                     1996              1995
                                                                  ---------         ---------
CASH FLOWS FROM OPERATIONS
Net (loss) income..............................................     ($4,592)        $ 113,329
Adjustments to reconcile net (loss) income to net
 cash provided by operating activities:
   Extraordinary loss on early extinguishment of
    debt.......................................................           0             6,912
   Depreciation................................................      24,415            23,447
   (Increase) decrease in receivables..........................     (10,404)           10,660
   Decrease (increase)  in inventories, net of effect
     from acquired business....................................       7,343           (14,406)
   Increase in payables........................................       4,397             1,125
   (Decrease) in incentive distribution payable................      (1,910)           (2,047)
   (Decrease) increase in accrued interest.....................      (   55)            1,322
   Other, net..................................................      (8,561)            1,708
                                                                  ---------         ---------

                                                                     10,633           142,050
                                                                  ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for acquisition...................................           0          (100,376)
   Capital expenditures........................................      (6,852)           (5,822)
                                                                  ---------         ---------
                                                                     (6,852)         (106,198)
                                                                  ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from issuance of long-term debt..............           0           200,000
     Proceeds from short-term borrowings, (net)................      10,000            65,000
     Payment of debt issuance costs............................           0            (8,296)
     Repayment of long-term debt, including prepay-
      ment penalty.............................................           0          (156,912)
     Cash distributions paid...................................     (24,891)         (126,835)
                                                                  ---------         ---------

                                                                    (14,891)          (27,043)
                                                                  ---------         ---------
(Decrease) increase in cash and equivalents....................     (11,110)            8,809

Cash and equivalents at beginning of period....................      32,421            74,126
                                                                  ---------         ---------

Cash and equivalents at end of period..........................   $  21,311         $  82,935
                                                                  =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION

Interest paid during the period................................   $  10,961         $   7,479
                                                                  =========         =========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                             ASSETS                             JUNE 30, 1996  DECEMBER 31, 1995
                             ------                             -------------  -----------------
Cash and equivalents...........................................   $  21,311        $  32,421
Accounts receivable (less allowance for doubtful
 accounts of $510 and $457 respectively)
      Trade....................................................      82,552           75,788
      Affiliated...............................................      18,842           15,202
Inventories
      Finished and in process goods............................      27,891           33,418
      Raw materials and supplies...............................       7,838            9,654
Other current assets...........................................       1,654            3,541
         Total current assets..................................   ---------        ---------
                                                                    160,088          170,024
                                                                  ---------        ---------

Investments in and advances to affiliated companies............       4,465            4,437
Other assets...................................................      48,177           39,415
                                                                  ---------        ---------
                                                                     52,642           43,852
                                                                  ---------        ---------
Plant, property and equipment
     Land......................................................      14,865           14,106
     Buildings.................................................      44,468           44,216
     Machinery and equipment...................................     638,336          633,484
                                                                  ---------        ---------
                                                                    697,669          691,806
Less accumulated depreciation..................................    (360,901)        (337,175)
                                                                  ---------        ---------
      Net plant, property and equipment........................     336,768          354,631
                                                                  ---------        ---------
                        Total assets                              $ 549,498        $ 568,507
                                                                  =========        =========

Accounts and drafts payable....................................   $  69,289        $  64,892
Cash distributions payable.....................................           0           21,179
Short-term borrowing...........................................      50,000           40,000
Incentive distribution payable to General Partner..............           0            1,910
Accrued interest...............................................       3,207            3,262
Other accrued liabilities......................................      11,390           13,468
                                                                  ---------        ---------
         Total current liabilities.............................     133,886          144,711
                                                                  ---------        ---------
Long-term debt.................................................     200,000          200,000
Other liabilities..............................................       5,882            5,677
Minority interest in consolidated subsidiary...................       1,570            1,655
                                                                  ---------        ---------
                     Total liabilities                              341,338          352,043
                                                                  ---------        ---------
Partners' capital
     Limited Partners..........................................     207,541          215,762
     General Partner...........................................         619              702
                                                                  ---------        ---------
     Total Partners' capital...................................     208,160          216,464
                                                                  ---------        ---------
                    Total liabilities and Partners Capital.....   $ 549,498        $ 568,507
                                                                  =========        =========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

       CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                 LIMITED    GENERAL
                                 PARTNERS   PARTNER     TOTAL
                                ---------   -------   ---------
Balance at December 31, 1994..  $ 244,443   $ 1,292   $ 245,735
Net income....................    112,196     1,133     113,329
Cash distributions declared...   (117,232)   (1,415)   (118,647)
                                ---------   -------   ---------
Balances at June 30, 1995.....  $ 239,407   $ 1,010   $ 240,417
                                =========   =======   =========

Balance at December 31, 1995..  $ 215,762   $   702   $ 216,464
Net (loss)....................     (4,546)      (46)     (4,592)
Cash distributions declared...     (3,675)      (37)     (3,712)
                                ---------   -------   ---------
Balances at June 30, 1996.....  $ 207,541   $   619   $ 208,160
                                =========   =======   =========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (IN THOUSANDS EXCEPT UNIT AND PER UNIT DATA)


1. INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of BCP Management, Inc. (the "General Partner") are necessary for a fair statement of the results for the interim periods. Results for the interim periods are not necessarily indicative of the results for the full year.

Per Unit data in the accompanying financial statements is derived by subtracting the General Partner 1% interest from the income captions, and dividing the results by the Average Units Outstanding.

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

A $100,000 revolving credit facility was obtained during the second quarter of 1995. Borrowings under this facility were $50,000 at June 30, 1996.

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

Under the EIA, Borden, Inc. ("Borden") has agreed, subject to certain specified limitations, to indemnify the Partnership in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to

November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Partnership. The Partnership is responsible for environmental liabilities arising from facts or circumstances that existed and requirements that become effective on or after such date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after such date, Borden and the Partnership will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the assets in question (to the extent relevant). No claims can be made under the EIA after November 30, 2002, and no claim can, with certain exceptions, be made with respect to the first $500 of liabilities which Borden would otherwise be responsible for thereunder in any year, but such excluded amounts shall not exceed $3,500 in the aggregate. Excluded amounts under the EIA have aggregated approximately $3,500 through June 30, 1996.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- -------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 1996 COMPARED TO QUARTER ENDED JUNE 30, 1995

Revenues

Total revenues during the second quarter of 1996 decreased $8.4 million or 4% to $179.2 million from $187.7 million in the second quarter of 1995. This decrease was the result of a $5.3 million decrease in PVC Polymers Products revenues and a $4.8 million decrease in Methanol and Derivatives revenues, partially offset by a $1.7 million increase in Nitrogen Products revenues.

Total revenues for PVC Polymers Products decreased $5.3 million as a result of a 19% decrease in selling prices, partially offset by an 22% increase in sales volumes. The increase in sales volumes was largely attributable to the additional production from the Addis acquisition. Pricing for PVC continues to be well below the year-ago period, but showed slightly more than a 10% improvement from the first quarter of 1996.

Total revenues for Methanol and Derivatives decreased $4.8 million as a result of a 16% decrease in selling prices, partially offset by a 5% increase in sales volumes.

Total revenues for Nitrogen Products increased $1.7 million as a result of a 39% increase in sales volumes, partially offset by a 23% decrease in selling prices. Pricing for ammonia and urea decreased during the quarter, due to drought in the western wheat belt and continued cold during the early part of the quarter in the Midwest, which slowed plantings.

Cost of Goods Sold

Total cost of goods sold increased 28% to $165.2 million in the current period from $129.5 million in the year-ago period. The increase was primarily a result of increased raw material costs due to natural gas price increases, partially offset by decreased ethylene costs. Expressed as a percentage of total revenues, cost of goods sold increased to 92% of total revenues in 1996 from 69% in 1995, resulting in greatly reduced gross margins and net income for the Partnership.

Gross margins for PVC Polymers Products decreased 79% as a result of the reduced selling prices discussed above.

Gross margins for Methanol and Derivatives decreased 80% as a result of the decreased selling prices combined with the increased natural gas costs discussed above.

Gross margins for Nitrogen Products decreased 64% as a result of the decreased selling prices along with an increase in natural gas costs.

Incentive Distribution to General Partner

There was no incentive distribution to the General Partner generated in the second quarter of 1996 as there was no cash distribution declared to the unitholders.

An incentive distribution to the General Partner of $9.8 million was generated in the second quarter of 1995 a result of cash distributions to Unitholders of $1.42 per unit, exceeding $0.3647 (the "Target Distribution").

Interest Expense

The increase in interest expense during the second quarter of 1996 compared to the year-ago period was predominantly due to debt incurred associated with the Addis acquisition.

Net Income

Net income was $1.5 million compared to $29.8 million in 1995. As discussed above, the primary reasons for the decrease in operating performance were significant selling price decreases in PVC and methanol along with a significant natural gas cost increase.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Revenues

Total revenues for the first six months of 1996 decreased $52.7 million or 13% to $349.8 million from $402.5 million for the comparable period a year ago. This decrease was primarily the result of a $52.8 million decrease in Methanol and Derivatives revenues.

Total revenues for PVC Polymers Products increased $0.4 million as a result of a 34% increase in sales volumes, almost entirely offset by a 24% decrease in selling prices. The increase in sales volumes was due to the additional production from the Addis acquisition.

Total revenues for Methanol and Derivatives decreased $52.8 million as a result of 46% decrease in selling prices, partially offset by a 6% increase in sales volumes.

Total revenues for Nitrogen Products decreased $0.3 million as a result of a 15% decrease in selling prices, partially offset by a 17% increase in sales volumes.

Cost of Goods Sold

Total cost of goods sold increased 39% to $330.0 million for the first six months of 1996 from $238.0 million in the year-ago period. The increase was primarily the result of increased raw material cost due to natural gas price increases, partially offset by decreased ethylene cost. The increase was also due to increased sales volumes for all of the Partnership's products. Expressed as a percentage of total revenues, cost of goods sold increased to 94% of total revenues for the first half of 1996 from 59%in the first half of 1995, resulting in greatly reduced gross margins and net income for the Partnership.

Gross margins for PVC Products decreased 90% as a result of the reduced selling prices discussed above.

Gross margins for Methanol and Derivatives decreased 97% as a result of the decreased selling prices combined with the increased natural gas costs discussed above.

Gross margins for Nitrogen Products decreased 55% as a result of decreased selling prices combined with the increase in natural gas costs.

Incentive Distribution to General Partner

There was no incentive distribution to the General Partner generated during either the first or second quarter of 1996.

An incentive distribution to the General Partner of $22.9 million was generated during the first two quarters of 1995 as a result of cash distributions to Unitholders exceeding the Target Distribution.

Interest Expense

The increase in interest expense during the first half of 1996 compared to the year-ago period was predominantly due to debt associated with the Addis acquisition.

Net (Loss) Income

Net (loss) income was a loss of $4.6 million compared to income of $113.3 million in 1995. As discussed above, the primary reason for the decrease in operating performance was significantly lower selling prices for all of the Partnership's products along with a significant natural gas cost increase.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations. Cash flows from operations decreased $131.4 million for the first two quarters of 1996 from the comparable period a year ago. The decrease was primarily attributable to the decrease in net income during this period compared to 1995. Cash flow provided by operations were also negatively affected by an approximate $10.4 million prepayment for a long-term raw material supply contract made during the first half of 1996.

Cash Flows from Investing Activities. Capital expenditures for the first two quarters of 1996 totalled $6.9 compared to $5.8 million during the year ago period.

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

Cash distributions of $24.9 million were made during the first half of 1996 compared to $126.8 million in the year-ago period. These amounts reflect the payment of cash distributions declared for the immediately proceeding quarters. Cash distributions with respect to interim periods are not necessarily indicative of cash distributions with respect to a full year. Moreover, due to the cyclical nature of the Partnership's business, past cash distributions are not necessarily indicative of future cash distributions.

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

Liquidity

The Partnership expects to satisfy its cash requirements through internally generated cash and borrowings. During 1995, the Partnership entered into a Revolving Credit Facility which provided a $100.0 million line of credit for capital expenditures, working capital and general partnership purposes. The amount available under the facility reduced to $75.0 million on January 1, 1996, reduces to $50.0 million on January 1, 1997 and terminates December 31, 1997. The facility may be extended for one year with the consent of the lenders. Borrowing under this facility was $50 million at June 30, 1996. The $10.0 million increase in the amount outstanding under the Revolving Credit Facility during the first half of 1996 was principally for the $10.4 million raw material contract prepayment discussed above.

There was no cash distribution during the second quarter of 1996 due to the absence of Available Cash at June 30, 1996. The entire cash balance at the end of the quarter was reserved for future debt service payments and other significant payments required shortly after the end of the second quarter. The cash distribution will continue to fluctuate from quarter to quarter based primarily on each period's cash flow generated from operations, and also will vary based on the timing of payments for such items as interest, debt principal repayments and capital expenditures. The Board of Directors will continue to consider future quarter's distributions at the end of each period.

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

                                          BORDEN CHEMICALS AND PLASTICS
                                          LIMITED PARTNERSHIP
                                          By BCP Management, Inc.,
                                          General Partner


                                          By /s/    JOHN R. BEAVER
                                             -------------------------------
                                                    JOHN R. BEAVER
                                                    Controller and Principal
                                                    Accounting Officer

August 13, 1996