Form 10-Q
period 1996-09-30
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 1996-11-13
CIK 821202

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

                                 -------------

     Number of Common Units outstanding as of the close of business on November 8, 1996: 36,750,000.

================================================================================

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER UNIT DATA)



                                                           THREE MONTHS ENDED
                                                        ------------------------
                                                        SEPT. 30,      SEPT. 30,
                                                          1996            1995
                                                        --------       ---------
REVENUES
  Net trade sales...................................    $152,645       $161,005
  Net affiliated sales..............................      30,169         25,667
                                                        --------       --------

     Total revenues.................................     182,814        186,672
                                                        --------       --------
EXPENSES
  Cost of goods sold
    Trade...........................................     138,727        124,028
    Affiliated......................................      26,516         22,745
  Marketing, general & administrative expense.......       6,196          5,663
  Interest expense..................................       5,485          5,105
  General Partner incentive.........................           0          4,980
  Other expense, including minority
   interest.........................................         509            340
                                                        --------       --------

      Total expenses................................     177,433        162,861
                                                        --------       --------
  Net income........................................       5,381         23,811
    Less 1% General Partner interest................         (54)          (238)
                                                        --------       --------
  Net income applicable to Limited Partners'
   interest.........................................    $  5,327       $ 23,573
                                                        ========       ========

Per Unit data, net of 1% General Partner interest:
  Net income per Unit...............................    $   0.14       $   0.64
                                                        ========       ========

  Average number of Units outstanding during
   the year.........................................      36,750         36,750
                                                        ========       ========

  Cash distribution declared per Unit...............    $   0.15       $   0.90
                                                        ========       ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per Unit data)


                                                            Nine Months Ended
                                                            -----------------

                                                            Sept. 30, Sept. 30,
                                                               1996     1995
                                                            --------- ---------
Revenues
  Net trade sales...................................        $ 450,293  $480,536
  Net affiliated sales..............................           82,333   108,605
                                                            ---------  --------

     Total revenues.................................          532,626   589,141
                                                            ---------  --------

Expenses
  Cost of goods sold
    Trade...........................................          418,330   313,063
    Affiliated......................................           76,957    71,680
  Marketing, general & administrative expense.......           18,201    16,782
  Interest expense..................................           16,391    13,906
  General Partner incentive.........................                0    27,873
  Other expense, including minority
    interest........................................            1,958     1,785
                                                            ---------  --------


      Total expenses................................          531,837   445,089
                                                            ---------  --------

  Income before extraordinary item..................              789   144,052
  Extraordinary loss on early extinguishment of debt                0    (6,912)
                                                            ---------  --------
  Net income........................................              789   137,140
    Less 1% General Partner interest................              ( 8)   (1,371)
                                                            ---------  --------
  Net income applicable to Limited Partners'
    interest........................................        $     781  $135,769
                                                            =========  ========

Per Unit data, net of 1% General Partner interest:
  Income per Unit before extraordinary item.........             0.02  $   3.88
  Extraordinary loss per Unit.......................                0    ( 0.19)
                                                            ---------  --------
  Net income per Unit...............................        $    0.02  $   3.69
                                                            =========  ========

  Average number of Units outstanding during
   the year.........................................           36,750    36,750
                                                            =========  ========
  Cash distribution declared per Unit...............        $    0.25  $   4.09
                                                            =========  ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                            NINE MONTHS
                                                       --------------------
                                                       SEPT. 30,  SEPT. 30,
                                                         1996       1995
                                                       ---------  ---------

CASH FLOWS FROM OPERATIONS

Net income........................................      $    789  $ 137,140

Adjustments to reconcile net income to net
  cash provided by operating activities:
Extraordinary loss on early extinguishment of debt.....        0      6,912
Depreciation...........................................   36,715     36,378
(Increase) decrease in receivables.....................  (10,098)    15,004
Decrease (increase)  in inventories, net of effect
 from acquired business................................    7,233     (7,916)
Decrease in payables...................................  (11,814)    (6,193)
Decrease in incentive distribution payable.............   (1,910)    (6,885)
Increase in accrued interest...........................    4,655      6,127
Other, net.............................................   (5,204)     1,683
                                                        ---------  ---------
                                                          20,366    182,250
                                                        ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition..............................        0   (100,376)
Capital expenditures...................................  (11,098)  ( 10,382)
                                                        ---------  ---------
                                                         (11,098)  (110,758)
                                                        ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt...........        0    200,000
(Repayment) proceeds from short-term borrowings, (net)   ( 5,000)    65,000
Payment of debt issuance costs.........................        0    ( 8,712)
Repayment of long-term debt, including prepay-
 ment penalty..........................................        0   (156,912)
Cash distributions paid................................  (24,891)  (179,646)
                                                        ---------  ---------
                                                         (29,891)   (80,270)
                                                        ---------  ---------
Decrease in cash and equivalents.......................  (20,623)   ( 8,778)

Cash and equivalents at beginning of period............   32,421     74,126
                                                        ---------  ---------

Cash and equivalents at end of period.................. $ 11,798   $ 65,348
                                                        =========  =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the period........................ $ 11,736   $  7,779
                                                        =========  =========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                                (In thousands)

           ASSETS                                 Sept. 30, 1996   Dec. 31, 1995
           ------                                 --------------   -------------

Cash and equivalents.............................    $  11,798        $ 32,421
Accounts receivable (less allowance for
  doubtful accounts of $508 and $457
  respectively)
  Trade..........................................       78,833          75,788
  Affiliated.....................................       22,255          15,202
Inventories
  Finished and in process goods..................       27,137          33,418
  Raw materials and supplies.....................        8,702           9,654
Other current assets.............................        3,255           3,541
                                                     ---------        --------
    Total current assets.........................      151,980         170,024
                                                     ---------        --------

Investments in and advances to affiliated
  companies......................................        4,436           4,437
Other assets.....................................       48,804          39,415
                                                     ---------        --------
                                                        53,240          43,852
                                                     ---------        --------
Plant, property and equipment
  Land...........................................       14,970          14,106
  Buildings......................................       44,517          44,216
  Machinery and equipment........................      641,652         633,484
                                                     ---------        --------
                                                       701,139         691,806

Less accumulated depreciation....................     (372,660)       (337,175)
                                                     ---------        --------
  Net plant, property and equipment..............      328,479         354,631
                                                     ---------        --------

        Total assets.............................    $ 533,699        $568,507
                                                     =========        ========

Accounts and drafts payable......................    $  53,078        $ 64,892
Cash distributions payable.......................        5,568          21,179
Short-term borrowing.............................       35,000          40,000
Incentive distribution payable to General
  Partner........................................            0           1,910
Accrued interest.................................        7,917           3,262
Other accrued liabilities........................       16,596          13,468
                                                     ---------        --------
    Total current liabilities....................      118,159         144,711
                                                     ---------        --------

Long-term debt...................................      200,000         200,000
Other liabilities................................        5,999           5,677
Minority interest in consolidated subsidiary.....        1,568           1,655
                                                     ---------        --------

        Total liabilities........................      325,726         352,043
                                                     ---------        --------
Partners' capital
  Limited Partners...............................      207,356         215,762
  General Partner................................          617             702
                                                     ---------        --------
  Total Partners' capital........................      207,973         216,464
                                                     ---------        --------
        Total liabilities and Partners Capital..     $ 533,699        $568,507
                                                     =========        ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

       CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)
                                (In thousands)


                                              Limited     General
                                              Partners    Partner    Total
                                              --------    -------   -------

Balance at December 31, 1994..............    $ 244,443   $ 1,292   $ 245,735
Net income................................      135,769     1,371     137,140
Cash distributions declared...............     (150,307)   (1,799)   (152,106)
                                              ---------   -------    --------
Balances at September 30, 1995............    $ 229,905   $   864    $230,769
                                              ---------   -------    --------


Balance at December 31, 1995..............    $ 215,762   $   702    $216,464
Net income................................          781         8         789
Cash distributions declared...............       (9,187)      (93)     (9,280)
                                              ---------   -------    --------
Balances at September 30, 1996............    $ 207,356   $   617    $207,973
                                              ---------   -------    --------

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

Per Unit data in the accompanying financial statements is derived by subtracting the General Partner 1% interest from the income captions and dividing the results by the Average Units Outstanding.

2. ACQUISITION AND FINANCING

On May 2, 1995, the Partnership, through its subsidiary operating partnership ("the Operating Partnership"), completed the purchase of Occidental Chemical Corporation's ("OxyChem") Addis, Louisiana PVC manufacturing facility and related assets. The cash purchase price for the Addis assets was $100,400.

On May 1, 1995 the Operating Partnership issued $200,000 aggregate principal amount of 92% senior unsecured notes (the"Senior Notes"). The proceeds from this offering, net of $9,815 of debt issuance costs, were used to prepay $150,000 aggregate principal amount of outstanding notes plus related $6,912 prepayment premium and accrued interest. The remaining proceeds were used to fund a portion of the purchase price of the Addis Facility.

A $100,000 revolving credit facility was obtained during the second quarter of 1995. Borrowings under this facility were $35,000 at September 30, 1996.

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

The Partnership is subject to extensive federal, state and local environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water, establish standards for the treatment, storage, transportation and disposal of solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances. The Partnership has expended substantial resources, both financial and managerial, to comply with such laws and regulations and it anticipates that it will continue to do so in the future. Failure to comply with the extensive federal, state and local environmental laws and regulations could result in significant civil or criminal penalties, and remedation costs.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS
QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995

Revenues

Total revenues during the third quarter of 1996 decreased $3.9 million or 2% to $182.8 million from $186.7 million in the third quarter of 1995. This decrease was the result of a $2.4 million decrease in PVC Polymers Products revenues and a $3.5 million decrease in Nitrogen Products revenues, partially offset by a $2.1 million increase in Methanol and Derivatives revenues.

Total revenues for PVC Polymers Products decreased $2.4 million as a result of a 13% decrease in selling prices, partially offset by a 12% increase in sales volumes.

Total revenues for Methanol and Derivatives increased $2.1 million as a result of a 5% increase in selling prices, along with a 1% increase in sales volumes.

Total revenues for Nitrogen Products decreased $3.5 million as a result of a 13% decrease in sales volumes, along with a 1% decrease in selling prices. Pricing for ammonia and urea improved slightly during the quarter compared to the second quarter of 1996.

Cost of Goods Sold

Total cost of goods sold increased 13% to $165.2 million in the current period from $146.8 million in the year-ago period. The increase was primarily a result of increased raw material costs due to natural gas price increases, partially offset by decreased ethylene costs. Expressed as a percentage of total revenues, cost of goods sold increased to 90% of total revenues in 1996 from 79% in 1995, resulting in greatly reduced gross margins and net income for the Partnership.

Gross margins for PVC Polymers Products decreased 76% as a result of the reduced selling prices discussed above.

Gross margins for Methanol and Derivatives decreased 40% as a result of the increased natural gas costs discussed above, partially offset by an increase in average selling prices.

Gross margins for Nitrogen Products decreased 46% as a result of an increase in natural gas costs.

Incentive Distribution to General Partner

There was no incentive distribution to the General Partner generated in the third quarter of 1996.

An incentive distribution to the General Partner of $5.0 million was generated in the third quarter of 1995 a result of cash distributions to Unitholders of $0.90 per unit, exceeding $0.3647 (the "Target Distribution").

Net Income

Net income was $5.4 million compared to $23.8 million in 1995. As discussed above, the primary reasons for the decrease in operating performance were significant selling price decreases in PVC along with a significant natural gas cost increase.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Revenues

Total revenues for the first nine months of 1996 decreased $56.5 million or 10% to $532.6 million from $589.1 million for the comparable period a year ago. This decrease was primarily the result of a $50.7 million decrease in Methanol and Derivatives revenues.

Total revenues for PVC Polymers Products decreased $2.0 million as a result of a 21% decrease in selling prices, almost entirely offset by a 26% increase in sales volumes. The increase in sales volumes was primarily due to the additional production from the Addis acquisition.

Total revenues for Methanol and Derivatives decreased $50.7 million as a result of 35% decrease in selling prices, partially offset by a 4% increase in sales volumes.

Total revenues for Nitrogen Products decreased $3.8 million as a result of a 10% decrease in selling prices, partially offset by a 6% increase in sales volumes.

Cost of Goods Sold

Total cost of goods sold increased 29% to $495.3 million for the first nine months of 1996 from $384.8 million in the year-ago period. The increase was primarily the result of increased raw material cost due to natural gas price increases, partially offset by decreased ethylene cost. The increase was also due to increased sales volumes for all of the Partnership's products. Expressed as a percentage of total revenues, cost of goods sold increased to 93% of total revenues for the first nine months of 1996 from 65% in the comparable period a year ago, resulting in greatly reduced gross margins and net income for the Partnership.

Gross margins for PVC Products decreased 87% as a result of the reduced selling prices discussed above.

Gross margins for Methanol and Derivatives decreased 88% as a result of the decreased selling prices combined with the increased natural gas costs discussed above.

Gross margins for Nitrogen Products decreased 53% as a result of decreased selling prices combined with the increase in natural gas costs.

Incentive Distribution to General Partner

There was no incentive distribution to the General Partner generated during the first three quarters of 1996.

An incentive distribution to the General Partner of $27.9 million was generated during the first three quarters of 1995 as a result of cash distributions to Unitholders exceeding the Target Distribution.

Interest Expense

The increase in interest expense during the first nine months of 1996 compared to the year-ago period was predominantly due to debt associated with the Addis acquisition.

Net Income

Net income was $0.8 million compared to income of $137.1 million in 1995. As discussed above, the primary reason for the decrease in operating performance was significantly lower selling prices for all of the Partnership's products along with a significant natural gas cost increase.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations. Cash flows from operations decreased $161.9 million for the first three quarters of 1996 from the comparable period a year ago. The decrease was primarily attributable to the decrease in net income during this period compared to 1995. Cash flows provided by operations were also negatively affected by an approximate $11.6 million prepayment for a long-term raw material supply contract made during the first nine months of 1996.

Cash Flows from Investing Activities. Capital expenditures for the first three quarters of 1996 totalled $11.1 compared to $10.4 million during the year ago period.

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

Cash distributions of $24.9 million were made during the first nine months of 1996 compared to $179.6 million in the year-ago period. These amounts reflect the payment of cash distributions declared for the immediately proceeding quarters. Cash distributions with respect to interim periods are not necessarily indicative of cash distributions with respect to a full year. Moreover, due to the cyclical nature of the Partnership's business, past cash distributions are not necessarily indicative of future cash distributions.

There are various seasonality factors affecting results of operations and, therefore, cash distributions. In addition, the amount of Available Cash constituting Cash from Operations for any period does not necessarily correlate directly with net income for such period because various items and transactions affect net income and Available Cash constituting Cash from Operations differently. For example, depreciation reduces net income but does not affect Available Cash constituting Cash from Operations, while changes in working capital items (including receivables, inventories, accounts payable and other items) generally do not affect net income but do affect such Available Cash. Moreover, as provided for in the Partnership Agreements with respect to the Partnership and the Operating Partnership, certain reserves may be established which affect Available Cash constituting Cash from Operations but do not affect cash balances in financial statements. Such reserves have generally been used to set cash aside for debt service, capital expenditures and other accrued items. The Partnership intends to pay down additional short-term debt during the fourth quarter of 1996.

Liquidity

The Partnership expects to satisfy its cash requirements through internally generated cash and borrowings. During 1995, the Partnership entered into a Revolving Credit Facility which provided a $100.0 million line of credit for capital expenditures, working capital and general partnership purposes. The amount available under the facility reduced to $75.0 million on January 1, 1996, reduces to $50.0 million on January 1, 1997 and terminates December 31, 1997. The facility may be extended for one year with the consent of the lenders. Borrowing under this facility was $35 million at September 30, 1996.

                          PART II.  OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

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

                                        BORDEN CHEMICALS AND PLASTICS
                                        LIMITED PARTNERSHIP
                                        By BCP Management, Inc.,
                                        General Partner


                                By      /s/    JOHN R. BEAVER
                                  ----------------------------------
                                               JOHN R. BEAVER
                                           Controller and Principal
                                           Accounting Officer

November 12, 1996