Form 10-K405
period 1996-12-31
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 1997-03-27
CIK 821202

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  DECEMBER 31, 1996  COMMISSION FILE NUMBER: 1-9699
                            -----------------                          -------

                         BORDEN CHEMICALS AND PLASTICS
                              LIMITED PARTNERSHIP

         Delaware                                        31-1269627
--------------------------------               -------------------------------
  (State of organization)                   (I.R.S. Employer Identification No.)

  Highway 73, Geismar, Louisiana 70734                 (614) 225-4482
--------------------------------------------   -------------------------------
 (Address of principal executive offices)      (Registrant's telephone number)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       Title of each class            Name of each exchange on which registered
       -------------------            -----------------------------------------

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
                                                  -----   --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein. [X]

                      __________________________________

     Aggregate market value in thousands of the Common Units held by non-affiliates of the Registrant based upon the average sale price of such Units on February 14, 1997 was approximately $420 million.

Number of Common Units outstanding as of the close of business on February 14, 1997: 36,750,000.

_______________________________________________________________________________
_______________________________________________________________________________

The Exhibit Index is located herein at sequential page 33.

                                PART I
ITEM I. BUSINESS
----------------

GENERAL

  Borden Chemicals and Plastics Limited Partnership (the "Company" or "Partnership") is a limited partnership formed in 1987 to acquire, own and operate polyvinyl chloride resins ("PVC"), methanol and other chemical plants located in Geismar, Louisiana, and Illiopolis, Illinois, that were previously owned and operated by Borden, Inc. ("Borden"). The three principal product groups manufactured at these facilities are (i) PVC Polymers Products, which consist of PVC resins and feedstocks (such as vinyl chloride monomer ("VCM") and acetylene), (ii) Methanol and Derivatives, which consist of methanol and formaldehyde, and (iii) Nitrogen Products, which consist of ammonia and urea. During 1996, PVC Polymers Products, Methanol and Derivatives and Nitrogen Products accounted for 65%, 21% and 14%, respectively, of the Company's revenues.

  On May 2, 1995, the Company, through its subsidiary operating partnership (the "Operating Partnership"), completed the purchase of Occidental Chemical Corporation's ("OxyChem") Addis, Louisiana PVC manufacturing facility and related assets ("Addis Facility"). After incremental capacity expansions,the Addis Facility has an annual production capacity of 625 million pounds per year, which has increased the Company's stated annual capacity for PVC resin production by approximately 71%. The cash purchase price for the Addis Facility was $100.4 million (see "Acquisition").

  The Company seeks to increase its productive capacity through selective expansions of its existing facilities and "debottlenecking" of production facilities at its plants. From 1988 to 1996, the Company increased overall capacity of its facilities by 25.7% through various expansions and "debottlenecking" projects at a cost of approximately $56 million.

  The Company's production complex at Geismar, Louisiana, its plant at Illiopolis, Illinois, and the Addis Facility produce products for the following applications:

-----------------------------------------------------------------------------------------------------------------------------
       PRODUCTS                          LOCATION              PRINCIPAL APPLICATIONS
-----------------------------------------------------------------------------------------------------------------------------
      PVC POLYMERS PRODUCTS
         PVC                           Geismar                 Water distribution pipe, residential
                                       Illiopolis                siding, wallcoverings, vinyl
                                       Addis                     flooring

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


PVC POLYMERS PRODUCTS

  PVC Resins - PVC is the second largest volume plastic material produced in the world. The Company produces general purpose and specialty purpose PVC resins at three plants - one located at the Geismar complex, one at Illiopolis and another at Addis - with stated annual capacities of 500 million, 380 million and 625 million pounds of PVC resins, respectively. The PVC resin plants operated at approximately 95% and 98% of combined capacity in 1996 and 1995, respectively. Although there have been year-to-year fluctuations in product mix, the Company has over time concentrated on the higher margin grades of PVC resin and reduced its dependence on commodity pipe grade PVC resins, which have historically experienced lower margins. Based on data from the Society of the Plastics Industry, the Company believes its production currently accounts for approximately 10% of total industry domestic capacity of PVC resins.

  The PVC resin industry experienced strong demand during 1994 and the first half of 1995. Producer inventories during this time were reduced to minimal levels, while plants were operating at maximum capacities. As a result, published prices for PVC resins increased from an average of $0.32 per pound during the fourth quarter of 1993 to an average of $0.40 per pound during the third quarter of 1995. Beginning in the fourth quarter of 1994, the continued buildup of PVC inventories worldwide by converters peaked resulting in reduced PVC purchases during the second half of 1995. Prices for PVC improved somewhat during the first half of 1996, but then declined due to the competitive market conditions experienced in the second half of 1996. Published prices for PVC during the fourth quarter of 1996 declined to an average of approximately $0.32 per pound.

  During 1996 and 1995, approximately 7% and 10%, respectively, of the Company's total production of PVC resins was sold to Borden for use in its downstream vinyl conversion operations. The balance was purchased by many customers, none of which accounted for more than 11% of total PVC sales dollars. Unless there is a shortage of PVC resin capacity in the industry, demand for PVC resins generally tends to be seasonal with higher demand during spring months and lower demand during winter months.

  Production Process. PVC resins are produced by the polymerization of VCM, a raw material produced by the Company. The production by the Company of certain specialty grades of PVC resins also involves the use of certain quantities (approximately 10.0 million pounds annually) of vinyl acetate monomer, a raw material not produced by the Company. The Company purchases quantities of vinyl acetate monomer from Borden (which in turn purchases such raw material in bulk from third parties) or from unrelated third parties. Purchases from Borden have been and will be at prices that do not exceed the market price of vinyl acetate monomer.

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

  Ethylene-Based VCM. Ethylene-based VCM ("VCM-E") is produced by the Company at a 630 million pound stated annual capacity plant at the Geismar complex. The plant operated at approximately 98% and 106% of capacity during 1996 and 1995, respectively. Substantially all of the production of the VCM-E plant is consumed by the Company's PVC resin plants at the Geismar complex and Illiopolis.

  Ethylene and chlorine constitute the principal feedstocks used in the production of VCM-E. Both feedstocks are purchased by the Geismar plant from outside sources.

  Acetylene-Based VCM. Acetylene-based VCM ("VCM-A") is produced at a 320 million pound stated annual capacity plant at the Geismar complex. During 1996 and 1995, the plant operated at approximately 79% and 88% of capacity respectively. All of the VCM-A produced at the Geismar complex is consumed by the PVC resin plants at Geismar and Illiopolis.

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

  Acetylene. Acetylene is primarily used as a feedstock for VCM-A and for other chemical intermediates. The Company has a 50% interest in a 200 million pound stated annual capacity acetylene plant at the Geismar complex, with the remaining 50% interest held by BASF Corporation ("BASF"). During 1996 and 1995, the plant operated at approximately 96% and 103%, respectively, of capacity, with all production being consumed by either the Company or BASF.

  During 1996, approximately 57% of the total production of the acetylene plant was used internally as a principal feedstock of the Geismar VCM-A plant. BASF accounted for approximately 43% of the plant's 1996 production, less than its full 50% share of production. Acetylene not required by BASF is available to the Company at cost.

  The principal feedstocks used in the production of acetylene are natural gas and oxygen. Oxygen is obtained from certain air separation units and related air compression systems, which are jointly owned by the Company, BASF and Air Liquide America Corporation pursuant to joint venture arrangements. For a description of the Company's arrangements for the purchase of natural gas, see "Raw Materials".
 -------------

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

METHANOL AND DERIVATIVES

  Methanol - Methanol is used primarily as a feedstock in the production of other chemicals. Such chemicals include formaldehyde, which is used in the manufacture of wood building products and adhesives, and MTBE, which is used as a gasoline additive. During the fourth quarter of 1995, the Company completed an expansion of its existing methanol plant. This expansion increased the Company's stated annual capacity by 30 million gallons to 330 million gallons per year. During 1996 and 1995, the plant operated at approximately 92% and 108%, respectively, of capacity.

  From early 1994 through early 1995, market conditions for methanol improved significantly due to limited growth in the supply of methanol and industry consolidation during the past several years as well as strong demand for MTBE and formaldehyde. Methanol sales prices declined during the first half of 1996, but began improving in the latter part of the year. Industry announcements indicated sales at contract prices of approximately $0.50 per gallon toward the end of 1996. The outlook for methanol continues to be uncertain, but the Company believes that its methanol sales prices during 1997 are likely to remain at current levels. The Company believes its stated annual capacity represents approximately 14% of total domestic capacity. The Company's main competitors in the sale of methanol include Methanex, Terra Industries, Hoechst Celanese and Lyondell.

  In 1996, approximately 43% of methanol volume was sold to third parties (other than Borden). Borden accounted for approximately 34% of such production for its downstream formaldehyde production. Approximately 18% of production was used internally in the production of formaldehyde and the remaining approximately 5% was used primarily to satisfy tolling and exchange arrangements. No customer (other than Borden) accounted for more than 13% of total methanol sales dollars in 1996.

  The primary raw material feedstock used in the production of methanol is natural gas. The efficiency of the Geismar methanol plant has been enhanced by using the by-product of the Geismar acetylene plant, acetylene off-gas, as a partial substitute feedstock for purchased natural gas. Natural gas represented approximately 74% of the Company's total cost of producing methanol during 1996.

  Formaldehyde. Formaldehyde is a chemical intermediate used primarily in the production of plywood and other pressed wood products. The Company produces 50%-concentration formaldehyde (which is 50% formaldehyde and 50% water) at three units at the Geismar complex. The formaldehyde plants have annual capacities of 270, 190 and 180 million pounds per year, respectively, for the 50%-concentration formaldehyde. During 1996 and 1995, the three plants operated at approximately 100% and 102%, respectively, of combined capacity. The smaller plant also is capable of producing urea-formaldehyde concentrate for the fertilizer industry. If operated for production of urea-formaldehyde, the smaller plant's stated annual capacity would be 125 million pounds.

  Formaldehyde demand generally is influenced by the construction industry and housing starts. Total United States production capacity of 50%-concentration formaldehyde is approximately 7.4 billion pounds, with the formaldehyde units at the Geismar complex representing 640 million pounds, approximately 9%, of such total. Major competitors of the Company include Georgia Pacific and Neste.

  During 1996, approximately 32% of formaldehyde production was sold to Borden and approximately 3% was utilized by the Company in the production of urea-formaldehyde concentrate for the fertilizer industry. The remaining 65% was purchased by an unaffiliated third party pursuant to a ten-year supply contract signed in 1989. The contract requires the Company to supply in the future up to 78% of its annual capacity to the third party to the extent necessary to satisfy that party's formaldehyde requirements.

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

NITROGEN PRODUCTS

  Ammonia. Ammonia is a commodity chemical used primarily for fertilizer applications and as an intermediate for other agricultural chemicals such as pesticides and herbicides. Approximately 85% of domestic ammonia production is consumed directly or indirectly in fertilizer applications. The Company produces ammonia at a 400,000 ton stated annual capacity plant located at the Geismar complex. During 1996 and 1995, the Company operated at approximately 106% and 109%, respectively, of capacity.

  In the latter half of 1993 and continuing throughout 1994, 1995 and 1996, the worldwide supply of ammonia experienced a series of disruptions and reductions due to plant shutdowns, operating problems and interruptions in the supply of natural gas, the primary feedstock in the production of ammonia. At the same time, demand for ammonia, particularly in Asia (China, India and Pakistan), increased for both industrial and fertilizer applications. These factors combined to cause occasional shortages of ammonia in the United States, which is a net importer of nitrogen products, and increase selling prices for ammonia.

  Demand for ammonia is seasonal, with prices tending to be higher in the spring and fall months than during the remainder of the year. In addition, fertilizer demand is sharply affected by swings in crop acreage.

  During 1996, approximately 60% of ammonia production was sold to third parties (other than Borden), approximately 38% of production was used by the Company's adjacent urea plant, and approximately 2% of production was sold to Borden. During 1996, no ammonia customer accounted for more than 2% of total Company sales dollars.

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

  The Company produces granular urea at a 250,000 ton stated annual capacity plant at the Geismar complex. During 1996 and 1995, the plant operated at approximately 110% and 103% respectively, of capacity.

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

  Urea prices remained relatively stable in 1996 due to many of the same factors which influenced the price of ammonia. However, unlike ammonia, the supply of urea has increased during this time period as several new world scale plants came on stream. This factor has kept urea prices at relatively stable levels in spite of the increasing demand.

  During 1996, approximately 56% of the Company's urea was sold to third parties, approximately 43% to Borden, and the remaining approximately 1% was used internally by the Company in the production of urea-formaldehyde concentrate.

  The Company's stated annual capacity represents approximately 3% of total North American capacity. The Company's major competitors include Arcadian, Unocal and CF Industries.

  The principal feedstocks used in the production of urea are ammonia and carbon dioxide, which the Company obtains from its adjacent ammonia plant.

RAW MATERIALS

  The principal purchased raw material used in the Company's operations is natural gas. In 1996, the Company purchased over 64 million MMBTUs of natural gas for feedstock and as an energy source. Currently, the Company is one of the largest industrial purchasers of natural gas in the state of Louisiana. Natural gas is supplied by pipeline to the Geismar complex by six major natural gas suppliers. In 1996, natural gas represented 70%, 73% and 74% of total production costs for acetylene, ammonia and methanol, respectively, and 33% of the Company's total production costs. The Company purchases the majority of its natural gas under long-term, market sensitive supply contracts. The cost of purchasing natural gas is, in general, greater in winter months, reflecting increased demand for natural gas by consumers and industry during such months. During 1996, the Company experienced unprecendented natural gas costs as the cash price and NYMEX prices, which normally determines the Company's natural gas purchase prices, reached record highs. Although the Company has diversified its suppliers and does not currently anticipate any difficulty in obtaining adequate natural gas supplies, there can be no assurance that the Company will in the future be able to purchase adequate supplies of natural gas at acceptable price levels.

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

  The Company is included in Borden's master insurance program, which includes property damage and liability insurance. Under its risk retention program, Borden maintains deductibles of $2.5 million, $0.5 million and $0.5 million per occurrence for property and related damages at the Geismar, Illiopolis and Addis facilities, respectively, and deductibles ranging from $0.1 million to $3.0 million per event for liability insurance.

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

  In late 1996 the Illiopolis plant discovered through emission stack testing that the actual emissions from a specific dryer were higher than calculated using emission factors and engineering estimates. These new emission numbers have been reported to the Illinois Environmental Protection Agency, and the plant currently anticipates that an air pollution control device known as a baghouse will likely be installed on the unit in 1997 at a cost of one to two million dollars.

  On February 7, 1997, the Illinois Attorney General's office sent the Company an enforcement letter regarding certain alleged violations of the Illinois air pollution regulations arising out of two releases of vinyl chloride from the Company's Illiopolis, Illinois plant. In a subsequent meeting, the Attorney General's office made a penalty demand of $80,000. The Company and the Attorney General's office are currently discussing this matter, and the Company hopes to reach an agreed settlement in the future.

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

  Present and Future Environmental Capital Expenditures. Although it is the Company's policy to comply with all applicable environmental, health and safety laws and regulations, in many instances the implementing regulations have not been finalized. Even where regulations or standards have been adopted, they are subject to varying and conflicting interpretations and implementation. In many cases, compliance with environmental regulations or standards can only be achieved by capital expenditures, some of which may be significant. Capital expenditures for environmental control facilities were approximately $5.9 million in 1996 and $1.4 million in 1995. To the extent estimates are available, capital expenditures for environmental control facilities are expected to total approximately $8.0 million in 1997 (although such estimate could vary substantially depending on the outcome of the various proceedings and matters discussed herein, and no assurance can be given that greater expenditures on the part of the Company will not be required as to matters not covered by the environmental indemnity from Borden).

BORDEN ENVIRONMENTAL INDEMNITY

  Under the Environmental Indemnity Agreement, subject to certain conditions, Borden has agreed to indemnify the Company and the Holding Company in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale by Borden of the Geismar and Illiopolis plants to the Company (the "Transfer Date"). The Company is responsible for environmental liabilities arising from facts or circumstances that existed and requirements in effect on or after the

Transfer Date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after the Transfer Date, Borden and the Company will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the asset in question (to the extent relevant). No claims can be made under the Environmental Indemnity Agreement after November 30, 2002, and no claim can, with certain exceptions be made with respect to the first $0.5 million of liabilities which Borden would otherwise be responsible for thereunder in any year, but such excluded amounts shall not exceed $3.5 million in the aggregate. Excluded amounts under the Environmental Indemnity Agreement have met the aggregate amount of $3.5 million through December 31, 1996.

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

EMPLOYEES

  The Partnership does not directly employ any of the persons responsible for managing and operating the Partnership, but instead reimburses BCPM for their services. On December 31, 1996 BCPM employed approximately 800 individuals.


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

   Under current tax law, the Company's status as a tax exempt master limited partnership expires at the end of 1997 and the Company will be taxed as a corporation beginning January 1, 1998. The requirement to pay income taxes would substantially reduce the amount of cash available at the end of each quarter for distribution to unitholders.

   In anticipation of this change in tax status, management is studying various structural alternatives open to the Company. See Note 2 regarding income taxes in the Notes to Consolidated Financial Statements.

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

                                        1988                    1996
                                 ANNUAL STATED CAPACITY   ANNUAL STATED CAPACITY    7 YEAR CAPACITY
PLANTS                            (STATED IN MILLIONS)     (STATED IN MILLIONS)   PERCENTAGE INCREASE
------------------------------   -----------------------   --------------------   --------------------

Geismar, LA:
  PVC Polymers Products
    PVC Resins................         400 lbs.                  500 lbs.                25.0%
     Acetylene-based VCM......         320 lbs.                  320 lbs.                  --
    Ethylene-based VCM........         550 lbs.                  630 lbs.                14.5%
    Acetylene(1)..............         190 lbs.                  200 lbs.                 5.3%
  Methanol and Derivatives
    Methanol..................         230 gals.                 330 gals.               43.5%
    Formaldehyde I............         210 lbs.                  270 lbs.                28.6%
    Formaldehyde II(2)........         160 lbs.                  180 lbs.                12.5%
    Formaldehyde III..........         --                        190 lbs.                N/M
  Nitrogen Products
    Ammonia...................         .40 tons                  .40 tons                --
    Urea......................         .22 tons                  .25 tons                13.6%
Illiopolis, IL:
  PVC Resins..................         350 lbs.                  380 lbs.                 8.6%
Addis, LA:
  PVC Resins..................         450 lbs.                  625 lbs.                38.9%
Total equivalent lbs.(3)......       5,395                     6,783                     25.7%

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

  In April 1996, adjoining landowners filed a separate tort action asserting personal injury and property value diminution as a result of releases of hazardous materials from the Geismar complex. The Company removed the case to the U. S. District Court in Baton Rouge. The Company's motion to consolidate this action with the Geismar Enforcement Proceedings, and the landowners' motion to remand are pending. The Company plans to vigorously defend against this action.

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

  In February 1995, Thor and three of its management personnel were tried by South Africa for the common law crime of culpable homicide and a number of alleged violations of the Machinery and Occupational Safety Act of 1983 ("MOSA"), because of the deaths of two Thor employees. The prosecution alleged that the deaths were the result of mercury poisoning. In exchange for a plea by Thor that it had violated provisions of MOSA, the prosecution dropped the homicide charges against Thor and all the charges against Thor's management personnel. The court has sentenced Thor to a fine of R13,500.00, which is equivalent to approximately $3,800. The Company is aware that relatives of two deceased Thor employees and a number of Thor employees allegedly suffering from mercury poisoning, have filed suit in the United Kingdom against Thor's parent company for negligence.

   A Commission of Inquiry, appointed by the President of South Africa, commenced hearings in February 1996, and published the following terms of reference: (1) to investigate the history and background of the acquisition of mercury catalyst stockpiled by Thor as well as additional mercury-containing sludge on the premises and to report on the further utilization or disposal thereof; (2) to recommend the best practical environmental option to address the problem of mercury-containing catalyst and/or waste currently on Thor's premises; (3) to report the results of the Commission's inquiry to the President of the Republic of South Africa as soon as conveniently possible; (4) to investigate deficiencies in the regulation and enforcement relating to the monitoring and control of mercury processing; and (5) to recommend steps which could contribute to the minimization of risk and to the protection of workers and the environment. In addition, the Minister of Water Affairs and Forestry has instructed his department's regional office to investigate alleged water pollution at and near the Thor facility. The Government of South Africa has not made any allegations or asserted any claims against the Company. It is expected that the Commission of Inquiry's report will be published in mid-1997 after submission to the President of South Africa.

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

  In connection with a federal grand jury investigation in the U.S. District Court in New Jersey, the Company is providing documents and other information with respect to the partially depleted catalyst matter.

EMERGENCY PLANNING AND COMMUNITY RIGHT-TO-KNOW ACT PROCEEDING
-------------------------------------------------------------

  In February 1993, an EPA Administrative Law Judge held that the Illiopolis facility had violated CERCLA and EPCRA by failing to report certain relief valve releases, which occurred between February 1987 and July 1989, that the Company believes are exempt from CERCLA and EPCRA reporting. The Company's petition for reconsideration was denied, a penalty hearing has been scheduled, settlement negotiations are ongoing and further appeals are possible. Management does not believe that any ultimate penalty arising from this proceeding would have a material adverse effect on the results of operations for the Company. The proposed penalty in EPA's administrative complaint initiating this proceeding in 1991 was $1.0 million.

BORDEN ENVIRONMENTAL INDEMNITY
------------------------------

  Under the Environmental Indemnity Agreement ("EIA"), subject to certain conditions, Borden has agreed to indemnify the Company in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Company (the "Transfer Date"). The Company is responsible for environmental liabilities arising from facts or circumstances that existed and requirements in effect on or after the Transfer Date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after the Transfer Date, Borden and the Company will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the asset in question (to the extent relevant). No claims can be made under the EIA after November 30, 2002, and no claim can, with certain exceptions, be made with respect to the first $500,000 of liabilities which Borden would otherwise be responsible for thereunder in any year, but such excluded amounts shall not exceed $3.5 million in the aggregate. Excluded amounts under the EIA have aggregated approximately $3.5 million through December 31, 1996.

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

FEDERAL WASTEWATER PERMIT
-------------------------

  The Geismar facility has a permit for each of its two wastewater outfalls. As previously reported, the Company challenged conditions in one of these permits. The challenged permit expired and, prior to the expiration, the Company applied for a new permit. The Company has resolved the permit issues, and the administrative matter is now closed.

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

  In addition, the Company is subject to various other legal proceedings and claims which arise in the ordinary course of business. The management of the Company believes, based upon the information it presently possesses, that the realistic range of liability to the Partnership of these other matters, taking into account the Partnership's insurance coverage, including its risk retention program, and the Indemnity Agreement with Borden, would not have a material adverse effect on the financial position or results of operations of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

  No matter was submitted during the fourth quarter of 1996 to a vote of security holders, through the solicitation of proxies or otherwise.

                              PART II
ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
------   -----------------------------------------------------
           STOCKHOLDER MATTERS
           -------------------

  The high and low sales prices for the Common Units on February 14, 1997 were $11 5/8 and $11 1/4, respectively. As of December 31, 1996, there were approximately 6,200 holders of record of Common Units.

  The following table sets forth the 1996 and 1995 quarterly Common Unit data:

                                           1996 QUARTERS
                              ---------------------------------------
                                FIRST      SECOND      THIRD       FOURTH
                              -------    --------     -------      -------
Cash distribution declared    $  0.10     $  0.00     $  0.15      $ 0.10
Market price range:
 High                              16          15 7/8      10 5/8      10 3/8
 Low                               12 5/8      10           8 9/16      8 1/8

                                             1995 QUARTERS
                              ---------------------------------------
                                FIRST      SECOND      THIRD      FOURTH
                              -------    --------     -------     -------
Cash distributions declared   $  1.77     $  1.42     $  0.90     $ 0.57
Market price range:
 High                              25 1/2      18 3/8      19         18 1/2
 Low                               14 3/4      15 1/4      16 1/8     12 1/4

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

  The following table sets forth selected historical financial information for the Company for each of the five years ended December 31, 1996.

                                      1996      1995       1994       1993        1992
                                   --------   --------   --------   ---------   --------
                                      (in thousands except per Unit data, which is
                                           net of 1% General Partner interest)
Net revenues                        $709,203   $739,587   $657,752   $433,297    $401,803
Income (loss) before
 extraordinary item                    4,828    150,926    146,405     (1,435)     27,085
Net income (loss)                      4,828    144,014    146,405     (1,435)     27,085
Income (loss) per unit before
extraordinary item                      0.13       4.07       3.94       (.04)        .73
Net income (loss) per Unit              0.13       3.88       3.94       (.04)        .73

Cash distributions
 declared per Unit                      0.35       4.66       3.52        .78        1.59
Total assets                         525,705      568,507  542,904    444,304     466,729
Long-term debt                       200,000      200,000  120,000    150,000     150,000

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
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

  The markets for and profitability of the Partnership's products have been, and are likely to continue to be, cyclical. Periods of high demand, high capacity utilization and increasing operating margins tend to result in new plant investment and increased production until supply exceeds demand, followed by periods of declining prices and declining capacity utilization until the cycle is repeated. In addition, markets for the Partnership's products are affected by general economic conditions and a downturn in the economy could have a material adverse effect on the Partnership, including, but not limited to, its ability to service its debt obligations. The demand for the Partnership's PVC products is primarily dependent on the construction and automotive industries. Methanol demand is also dependent on the construction industry, as well as the demand for MTBE. Demand for the Partnership's Nitrogen Products is dependent primarily on the agricultural and industrial industries.

  The principal raw material feedstock is natural gas, the price of which has been volatile in recent years. The other principal feedstocks are ethylene and chlorine. Prices for these raw materials may change significantly from year to year.

  The Partnership experienced strong demand for its PVC Polymers Products in the first half of 1995, particularly for its rigid and general purpose resins. Increased activity in the construction industry resulted in increased demand for rigid grade resin for end use in pipe and siding production. The automotive industry requirements resulted in increased demand for general purpose resins. Beginning the fourth quarter of 1994, PVC customers began to build up their PVC inventory in anticipation of rising PVC sales prices. This inventory buildup peaked during the second quarter of 1995, resulting in reduced PVC purchases during the second half of 1995. This led to a sharp decrease in PVC sales prices which continued through the end of 1995. Prices for PVC improved somewhat during the first half of 1996, but then declined due to competitive market conditions experienced in the second half of 1996. Published prices for PVC during the fourth quarter of 1996 declined to an average of approximately $0.32 per pound. The Partnership anticipates that the current competitive market conditions for PVC will continue through 1997.

  During 1994, due to strength in the construction industry, the Partnership experienced increased demand for methanol and formaldehyde in downstream applications, such as adhesives for plywood and other pressed wood products. Methanol demand has also been affected by the use of MTBE to comply with certain requirements of the Clean Air Act. The Partnership experienced continued strong demand for methanol products throughout 1996. Published methanol prices increased from approximately $0.47 per gallon during the fourth quarter of 1993 to approximately $1.50 per gallon during the fourth quarter of 1994, but there has been a sharp decline in methanol sales prices since early 1995 and current published methanol prices are in the range of $.50 to $.55 per gallon. The outlook for methanol continues to be uncertain, but the Partnership believes that its methanol sales prices during 1997 are likely to remain at current levels.

  In Nitrogen Products, ammonia selling prices increased significantly during 1994 due primarily to a tighter worldwide supply resulting from restricted production in the former Soviet Union. The decline in non-U.S. production has significantly increased the price of ammonia imported into the U.S., which is a net importer of ammonia, and has allowed domestically produced ammonia to rise significantly in price. In the second half of 1994, urea prices recovered from depressed levels in 1993 and early 1994 when competition from lower cost imports forced domestic prices lower. Increased urea purchases overseas, primarily by India and China, caused global and domestic prices to strengthen. Demand for ammonia and urea remained strong in 1995 and 1996 with sales prices consistent with 1994 levels. The Partnership expects the foregoing factors to continue into 1997 and, accordingly, expects selling prices and volumes for its Nitrogen Products to remain strong into 1997. However, changes in the market outside of its control could adversely affect this outlook. The countries comprising the former Soviet Union control a large portion of worldwide ammonia production capacity. The unstable economies of these countries could force an increase from their current production levels in order to receive foreign currency, causing an increase in product available for import into the U.S. and resulting in downward pressure on selling prices. In addition, there can be no assurance that urea purchases by foreign countries will continue at current levels.

RESULTS OF OPERATIONS

  The following table sets forth the dollar amount of revenues and the percentage of total revenues for each of the principal product groups of the Partnership (in thousands):

                             1996           1995              1994
                         -----------      ---------        ---------

PVC Polymers Products     $464,496   65%  $449,657   61%   $347,122   53%
Methanol and Derivatives   145,982   21%   187,126   25%    236,032   36%
Nitrogen Products           98,725   14%   102,804   14%     74,598   11%
                          --------   ---  --------   ---   --------   ---
Total Revenues            $709,203  100%  $739,587  100%   $657,752  100%
                          ========  ====  ========  ====   ========  ====

  The following table summarizes indices of relative average selling prices received per unit of product sold per period for the three principal product groups of the Partnership and relative average raw material costs per unit for the principal raw materials (using 1985 = 100 as the base year for all products sold or purchased per period). The price indices in the table reflect changes in the mix and volume of individual products sold as well as changes in selling prices.


                                           Year Ended December 31,
                                            1996     1995    1994
                                           ------   ------   -----
Average price received per
 unit sold
  PVC Polymers Products                    111      133      124
  Methanol and Derivatives                  99      134      166
  Nitrogen Products                        138      149      120

Raw material costs per unit purchased
  Natural Gas                              109       69       79
  Ethylene                                 151      173      137
  Chlorine                                  99       92      116

Production volumes (1)
(in millions of pounds)
  PVC Polymers Products                  2,490    2,312    2,067
  Methanol and Derivatives               2,663    2,805    2,660
  Nitrogen Products                      1,397    1,389    1,221

  (1) Includes the production of intermediate products.

1996 COMPARED TO 1995

Total Revenues

  Total revenues for 1996 decreased $30.4 million or 4% to $709.2 million from $739.6 million in 1995. This decrease was the net result of a $14.8 million increase in revenues from PVC Polymers Products, offset by decreases in revenues from Methanol and Derivatives of $41.1 million and from Nitrogen Products of $4.1 million.

  Total revenues for PVC Polymers Products increased 3% as a result of a 23% increase in volume offset by a 16% decrease in selling prices. The volume increase was due to the full year effect in 1996 of the Addis Facility that was purchased May 1, 1995 and to generally strong demand for PVC resins. Industry capacity expansions and continued softness in the export markets more than offset the increased demand for PVC resins, the combination of which caused the significant decrease in selling prices in 1996 for the industry and the Partnership.

  Total revenues for Methanol and Derivatives decreased 22% as a result of a 3% increase in volume offset by a 25% decrease in selling prices. Methanol selling prices remained stable in 1996, but on average were significantly below 1995 selling prices, which benefited from very high prices in early 1995 as discussed above.

  Total revenues for Nitrogen Products decreased 4% as a result of a 4% increase in volume offset by an 8% decrease in selling prices. Although selling prices declined from 1995 levels, generally strong market conditions for ammonia and urea continued during 1996.

Costs of Goods Sold

  Total costs of goods sold increased 27% to $656.6 million in 1996 from $516.5 million in 1995. The increase is partially attributable to increased PVC volumes but is substantially due to an aggregate raw material cost increase of approximately 24% comprised of significantly higher natural gas unit costs, slightly higher chlorine costs, and ethylene costs that were lower than the high 1995 unit costs. Unit costs for natural gas increased 58% in 1996, adding approximately $63 million to the Partnership's cost structure. The increase was caused by the severe weather conditions in early 1996 combined with low industry storage levels. This combination created elevated natural gas costs throughout 1996. As a percentage of total revenues, cost of goods sold increased to 93% of revenues in 1996 from 70% in 1995, resulting in greatly reduced gross margins and net income for the Partnership.

Interest Expense

  Interest expense in 1996 increased 14% to $21.7 million due to the debt associated with the acquisition of the Addis Facility.

Incentive Distribution to General Partner

  No incentive distribution to the General Partner was generated in 1996 as no quarterly cash distribution to Unitholders exceeded the Target Distribution. In 1995, each quarter's cash distribution exceeded the Target Distribution.

Net Income

  Net income declined to $4.8 million in 1996 from $144.0 million in 1995. As discussed above, the decline is attributable to increased raw material natural gas costs and reduced selling prices in all three principal product groups of the Partnership.

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

Extraordinary Charge on Early Extinguishment of Debt

  The Partnership incurred a charge of $6.9 million, or 19 cents per Unit, in 1995 as a result of a prepayment premium on $150 million in debt retired during the year. See Acquisition and Financing and Notes to Consolidated Financial Statements, Note 5.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows from Operations. Cash provided by operations decreased to $38.5 million for 1996, as compared to $225.6 million for 1995, substantially due to reduced net income for 1996 as compared to 1995. Cash provided by operations for the year ended December 31, 1995 increased to $225.6 million, as compared to $164.2 million for the prior year. The increase was primarily attributable to a decrease of $30.6 million in receivables along with an increase in payables, partially offset by a decrease in distribution payable.

  Cash Flows from Investing Activities. The Partnership paid $100.4 million for the acquisition of a PVC manufacturing facility in 1995. See Acquisition and Financing.

  Capital expenditures for 1996 totaled $14.6 million. This amount was primarily for environmental projects and other non-discretionary capital expenditures consisting of a large number of relatively small projects.

  Capital expenditures during 1995 totaled $27.0 million, $13.6 million for the expansion of facilities and for other discretionary capital projects, and $13.4 million of which related to non-discretionary projects and environmental and safety related projects. Non-discretionary capital expenditures vary from year to year with normal equipment renovation requirements.

  Cash Flows from Financing Activities. The Partnership makes quarterly distributions to Unitholders and the General Partner of 100% of its Available Cash. Available Cash means generally, with respect to any quarter, the sum of all cash receipts of the Partnership plus net reductions to reserves established in prior quarters, less all of its cash distributions and net additions to reserves in such quarter. These reserves are retained to provide for the proper conduct of the Partnership's business, to stabilize distributions of cash to Unitholders and the General Partner and as necessary to comply with the terms of any agreement or obligation of the Partnership. Cash distributions of $30.5 million were made during 1996 compared to $213.1 million in 1995 and $76.6 million in 1994.

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

  On May 1, 1995, the Partnership issued $200 million aggregate principal amount of senior unsecured notes. The net proceeds from this offering were used to prepay $150 million aggregate principal amount of outstanding notes plus a related prepayment premium of $6.9 million reflected as an extraordinary charge in 1995, and accrued interest. The remaining proceeds were used to fund a portion of the purchase price of the Addis Facility.

Liquidity

  The Partnership expects to satisfy its cash requirements, including the requirements of the Addis Facility, through internally generated cash and borrowings. In connection with the acquisition of the Addis Facility, the Partnership entered into a Revolving Credit Facility which provides a line of credit for capital expenditures (including the acquisition), working capital and general partnership purposes. Borrowings under the Revolving Credit Facility were $25.0 million at December 31, 1996. The amount available under the facility reduced to $50.0 million on January 1, 1997 from the original $100.0 million and terminates December 31, 1997. The facility may be extended for one year with the consent of the lenders.

  The revolving credit agreement along with the senior unsecured notes contain a number of financial and other covenants that management believes are customary in lending transactions of these types.

  Under current tax law, the Partnership's status as a tax exempt master limited partnership expires at the end of 1997 and the Partnership will be taxed as a corporation beginning January 1, 1998. The requirement to pay income taxes would substantially reduce the amount of cash available at the end of each quarter for distribution to unitholders.

  In anticipation of this change in tax status, management is studying various structural alternatives open to the Partnership. See Note 2 regarding income taxes in the Notes to Consolidated Financial Statements.

Capital Expenditures

  The Partnership currently believes that the level of annual base capital expenditures over the next several years will be in the range of $20 to $25 million per year. Total capital expenditures for 1997 are anticipated to be approximately $20 million. Future capital expenditures would vary substantially if the Partnership is required to undertake corrective action or incur other environment compliance costs in connection with the proceedings discussed under
Item 3 "Legal Proceedings."

Environmental Expenditures

  Annual environmental capital expenditures for 1994-1996 ranged from $1.4 to $5.9 million. The 1997 budget for environmental capital expenditures is approximately $8.0 million, and is included in the budget of approximately $20 million discussed above.

  Annual non-capital environmental expenditures for 1994-1996 ranged from $17.9 to $21.6 million. In connection with potential environmental matters, an additional provision of $4.0 million was reflected in the operating results in 1994. The 1997 budget for non-capital environmental expenditures is approximately $20 million. The Partnership's actual level of spending would vary substantially if it is required to undertake corrective action or incur other environmental compliance costs in connection with the proceedings discussed under Item 3 "Legal Proceedings."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------
                                                               Sequential
Index to Financial Statements                                     Page
-----------------------------                                 ----------

  Report of Independent Accountants                               45
  Consolidated Statements of Operations for the years
   ended December 31, 1996, 1995 and 1994                         46
  Consolidated Statements of Cash Flows for the years
   ended December 31, 1996, 1995 and 1994                         47
  Consolidated Balance Sheets as of December 31, 1996
   and 1995                                                       48
  Consolidated Statements of Changes in Partners'
   Capital for the years ended December 31, 1996,
   1995 and 1994                                                  49
  Notes to Consolidated Financial Statements                      50

Selected Quarterly Financial Data (Unaudited)
---------------------------------------------
  (in thousands except per Unit data, which is net of 1% General Partner interest)

                                                1996 QUARTERS
                 ----------------------------------------------------------
                                First         Second     Third      Fourth
                            --------------   --------   --------   --------

Revenues                         $170,585    $179,227   $182,814   $176,577
Gross Profit                        5,766      14,002     17,571     15,304
Net Income                         (6,097)      1,505      5,381      4,039
Net Income per Unit                ( 0.16)       0.04       0.14       0.11


                                                1995 QUARTERS
                                 ------------------------------------------
                                  First       Second       Third    Fourth
                                 --------    --------   --------   --------
Revenues                         $214,806    $187,663   $186,672   $150,446
Gross Profit                      106,315      58,184     39,899     18,662
Income before
 extraordinary item                83,487      36,754     23,811      6,874
Net Income                         83,487      29,842     23,811      6,874
Income per Unit before
 extraordinary loss                  2.25        0.99       0.64       0.19
Net Income
 per Unit                            2.25        0.80       0.64       0.19


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------   -----------------------------------------------------------
          AND FINANCIAL DISCLOSURE
          ------------------------

  No Form 8-K was issued by the Company for the two most recent years ended December 31, 1996 reporting a change in or disagreement with accountants.

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

  Management Organization - Joseph M. Saggese is Chairman, President and Chief Executive Officer of BCPM. He is also an Executive Vice President of Borden and President and Chief Executive Officer of Borden Chemicals, Inc. John L. Russ III and Wayne P. Leonard, who report directly to Saggese, are responsible for Partnership marketing and manufacturing operations, respectively.

  Independent Committee - BCPM is required to maintain an Independent Committee of its Board of Directors, which shall be composed of at least three directors, each of whom is neither an officer, employee or director of Borden nor an officer or employee of BCPM. Certain actions require special approval from the Independent Committee. Such actions include an expansion of the scope of business of the Partnership, the making of material capital expenditures, the material curtailment of operations of any plant, the material expansion of capacity of any plant, and the amendment of or entry into by the Partnership of any agreement with Borden. The members of the Independent Committee are Edward
H. Jennings, George W. Koch, and E. Linn Draper, Jr.

  Mr. Koch is Of Counsel in Kirkpatrick & Lockhart, a law firm which represents the Partnership and its affiliates, Borden and Borden Chemical, Inc., in connection with environmental, insurance, and other matters. The Partnership believes that the terms of such services are on terms no less favorable to the Partnership and its affiliates than if such services were procured from any other law firm competent to handle the same matters.

  As sole stockholder of BCPM, Borden elects directors of BCPM on an annual basis. Set forth below is certain information concerning the directors and officers of BCPM.



                                                                                     Served in
                                                                            Age on    Present
                                        Position and Office                Dec. 31,   Position
          Name                               with General Partner            1996      Since
-----------------------------------   ----------------------------------   ---------   -----
Joseph M. Saggese                     Director, Chairman, President
                                          and Chief Executive Officer       65         1990
Edward H. Jennings                    Director                              59         1989
George W. Koch                        Director                              70         1987
E. Linn Draper, Jr.                   Director                              54         1996
William H. Carter                     Director                              43         1995
Clifton S. Robbins                    Director                              38         1996
William F. Stoll,Jr.                  Director                              48         1996
Wayne P. Leonard                      Executive Vice President -
                                      Operations                            55         1987
John L. Russ III                      Executive Vice President-Sales and
                                        Marketing                           56         1987
James O. Stevning                     Vice President, Chief Financial
                                        Officer and Treasurer               37         1996
Lawrence L. Dieker                    Vice President, Secretary,
                                        and General Counsel                 58         1987

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

  Edward H. Jennings is a director of BCPM. He is also a professor and President Emeritus of The Ohio State University. He served as president of The Ohio State University from 1981 to 1990. Mr. Jennings is also a director of Super Foods, Inc., a wholesale grocer, and Lancaster Colony, Inc., a manufacturer and marketer of food, automotive and glass products.

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

  William H. Carter is a director of BCPM.  He is also Executive Vice

President and Chief Financial Officer of Borden, a position he has held since April 1995. Prior to joining Borden, he was a partner of Price Waterhouse LLP. He is a director of AEP Industries, Inc.

  Clifton S. Robbins is a director of BCPM and also serves as a director of Borden, Borden Chemical, Inc., Borden Foods Corporation and Borden/Meadow Gold Dairies Holdings, Inc. He has been a General Partner of Kohlberg Kravis Roberts & Co. and KKR Associates, L.P. since January 1995 and an Executive with Kohlberg Kravis Roberts & Co., since 1987. He is a director of AEP Industries, Inc., IDEX Corporation Kindercare Learning Centers, Inc., and Newsquest Capital, PLC.

  William F. Stoll, Jr. is a director of BCPM. He is also Senior Vice President and General Counsel of Borden, Inc., a position he has held since July 1996. Prior to joining Borden, he was Vice President and Deputy General Counsel of Westinghouse Electric Corporation.

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

  During 1996 the three independent directors of BCPM received a retainer of $15,000 per year plus a fee of $1,000 for each BCPM Board meeting attended. The Board functions in part through its Independent and Audit Committees. The three non-employee members of each of these committees are paid a meeting fee of $700 for each committee meeting attended. The committee chairman is also paid an additional $100 for each committee meeting attended in that capacity. During 1996, the Board met four times, and the Independent and Audit Committees met jointly eight times.

  The Board of Directors of BCPM has approved a long-term incentive plan for management and employees of BCPM (and employees of Borden who provide support to or perform services for BCPM). The plan is intended to provide incentives to the management and employees of BCPM (and such employees of Borden) to enhance the market value of the Units. Under the plan, awards of "phantom" appreciation rights in the Holding Company are made to selected BCPM or Borden officers or employees on the basis of or in relation to services performed, directly or indirectly, for the benefit of the Company. Subject to certain restrictions, such grantees would be entitled to exercise all or any portion of the phantom appreciation rights granted to them. Upon exercise of any such rights, the grantee would be entitled to receive from BCPM or Borden, an amount in cash calculated to award the grantee for any actual appreciation in the market value of the Units in the Holding Company and actual cash distributions made by the Holding Company in respect of the Units. The benefits under the plan may be in addition to, and not in lieu of, the benefits provided to management and employees of BCPM (and such employees of Borden) under existing plans or employee benefit arrangements. BCPM (or Borden, on behalf of BCPM) will be reimbursed by the Company for all payments made or expenses incurred by BCPM (or Borden, on behalf of BCPM) under the plan. Under the plan, an initial grant of approximately 61,500 phantom appreciation rights was made during 1995 with an additional 83,500 phantom appreciation rights made during 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------  ---------------------------------------------------
          MANAGEMENT
          ----------

  To the knowledge of BCPM, no person is the beneficial owner of more than five percent of the Partnership's Units. As of February 14, 1997 the beneficial ownership of Common Units by all directors and officers of BCPM as a group was approximately 33,000 Units, which represents less than one percent of the total Units outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

  The Partnership is managed by BCPM pursuant to the Amended and Restated Agreement of Limited Partnership (the "Agreement") dated December 15, 1988. Under the Agreement BCPM is entitled to reimbursement of certain costs of managing the Partnership. These costs include compensation and benefits payable to officers and employees of BCPM, payroll taxes, general and administrative costs and legal and professional fees. Note 4 of Notes to Consolidated Financial Statements of the Partnership contained on page 52 of this Form 10-K Annual Report contains information regarding relationships and related transactions.

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
--------  ----------------------------------------------------
          ON FORM 8-K
          -----------

(a)   1.  Financial Statements
          --------------------

         a. The Consolidated Financial Statements, together with the report thereon of Price Waterhouse LLP dated January 21, 1997 are contained on pages 45 through 56 of this Form 10-K Annual Report.

      2.  Financial Statement Schedules
          -----------------------------

            None required.

      3.  Exhibits
          --------

          2.1(7) Asset Transfer Agreement dated as of August 12, 1994 and amended as of January 10, 1995, and March 16, 1995, between the Borden Chemicals and Plastics Operating Limited Partnership (the "Operating Partnership") and Occidental Chemical Corporation ("OxyChem") and the forms of VCM Supply Agreement and PVC Tolling Agreement annexed thereto

          2.1.1(7) Third Amendment of Asset Transfer Agreement dated as of May
                   2, 1995 between the Operating Partnership and OxyChem

          3.0(8)   Restated Certificate of Incorporation of BCPM

          3.2(2)   By-laws of BCPM

          3.3(1) Amended and Restated Certificate of Limited Partnership of the Partnership

          3.4(1) Amended and Restated Certificate of Limited Partnership of the Operating Partnership

          3.5(1) Amended and Restated Agreement of Limited Partnership of the Partnership dated as of December 15, 1988

          3.6(3) Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of November 30, 1987

          4.1(6)   Form of Depository Receipt for Common Units

          10.1(9) Indenture dated as of May 1, 1995 of 92 Notes due 2005 between the Operating Partnership and The Chase Manhattan Bank (National Association), as Trustee

          10.4(9) Revolving Credit Agreement, dated as of May 2, 1995, between the Operating Partnership and Credit Suisse, as Agent and as a lender and Other Lenders

          10.5(3) Service Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership

          10.6(3) Intercompany Agreement, dated as of November 30, 1987, among Borden, BCPM, the Partnership and the Operating Partnership

          10.7(1) Borden and BCPM Covenant Agreement, dated as of December 15, 1988, among Borden and the Partnership

          10.8(1) Ethylene Dichloride/Vinyl Chloride Monomer Tolling Agreement, dated as of July 19, 1988, between the Operating Partnership and Vulcan Chemicals, a division of Vulcan Materials Company

          10.9(3) PVC Purchase Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership

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

         10.28(2) Second Amendment to Operating Agreement for Oxygen and Acetylene Plants, dated December 14, 1984, between Borden and BASF

         10.29(2) Third Amendment to Operating Agreement for Oxygen and Acetylene Plants, dated as of October 2, 1985, between Borden and BASF

         10.30(2) Fourth Amendment to Operating Agreement, dated August 25, 1987, between Borden and BASF

         10.31(2) Fifth Amendment to Operating Agreement, dated November 10, 1987, between Borden and BASF

         10.32(1) Sixth Amendment to Operating Agreement, dated February 11, 1988, between the Operating Partnership and BASF

         10.33(2) Third Purchase Agreement, dated August 25, 1987, between Borden and BASF

         10.34(2) Operating Agreement, dated December 14, 1984 among Borden, BASF, Liquid Air Corporation ("LAC") and LAI Properties, Inc. ("LAI")

         10.35(2) Amendment No. 1 to Operating Agreement, dated October 2, 1985, among Borden, BASF, LAC and LAI

         10.36(1) Amendment No. 2 to the Operating Agreement, dated February 11, 1988, among Borden, the Operating Partnership, BASF, LAC and LAI

         10.37(2) Second Operating Agreement, dated October 2, 1985, among Borden, BASF, LAC and LAI

         10.38(1) Restated Second Operating Agreement, dated February 11, 1988 among Borden, the Operating Partnership, BASF, LAC and LAI

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

         10.49(4)  Form of Letter Agreement with Directors

         10.50(3)  Illiopolis Indemnity Agreement

         10.51(3)  1995 Long-Term Incentive Plan

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

(6) Filed as an exhibit to the Registrant's 1992 Form 10-K Annual Report and is incorporated herein by reference in this Form 10-K Annual Report.

(7) Filed as an exhibit to Borden Chemicals and Plastics Limited Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995. Confidential treatment has been granted as to certain provisions.

(8) Filed as an exhibit to Borden Chemicals and Plastics Limited Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(9) Filed as an exhibit to the Registrant's 1995 Form 10-K Annual Report and is incorporated herein by reference in this Form 10-K Annual Report.

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed by the Registrant during the fourth quarter 1996.

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

                                         BORDEN CHEMICALS AND PLASTICS
                                          LIMITED PARTNERSHIP
                                          By BCP Management, Inc.,
                                          General Partner

                                      By   /s/ James O. Stevning
                                         -----------------------------
                                           James O. Stevning
                                           Vice President,
                                           Chief Financial Officer and
                                           Treasurer


Date:  March 27, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with BCP Management, Inc., General Partner) indicated, on the date set forth above.

   SIGNATURE                                   TITLE
   ---------                                   -----

/s/ Joseph M. Saggese            Director, Chairman, President
------------------------           and Chief Executive Officer
Joseph M. Saggese


/s/ William H.Carter             Director
------------------------
William H. Carter


/s/ E. Linn Draper, Jr.          Director
------------------------
E. Linn Draper, Jr.


/s/ Edward H. Jennings           Director
------------------------
Edward H. Jennings


/s/ George W. Koch               Director
------------------------
George W. Koch


/s/ Clifton S. Robbins           Director
-----------------------
Clifton S. Robbins


/s/ William F. Stoll, Jr.        Director
-----------------------
William F. Stoll, Jr.

                       REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS OF BORDEN CHEMICALS
AND PLASTICS LIMITED PARTNERSHIP



     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of Borden Chemicals and Plastics Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Columbus, Ohio
January 21, 1997

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per Unit data)



                                                              Year Ended December 31,
                                                        --------------------------------
                                                          1996        1995        1994
                                                        --------------------------------
REVENUES
   Net trade sales                                      $593,641    $608,070    $514,499
   Net sales to related parties                          115,562     131,517     143,253
                                                        --------    --------    --------
   Total revenues                                        709,203     739,587     657,752
                                                        --------    --------    --------
EXPENSES
   Cost of goods sold
     Trade                                               549,315     424,492     352,700
     Related parties                                     107,245      92,035      93,516
   Marketing, general & administrative expense            24,167      22,127      21,092
   Interest expense                                       21,696      19,066      16,342
   General Partner incentive                                          29,783      20,616
   Other expense,
     including minority interest                           1,952       1,158       7,081
                                                        --------    --------    --------
Total expenses                                           704,375     588,661     511,347
                                                        --------    --------    --------

INCOME BEFORE EXTRAORDINARY ITEM                           4,828     150,926     146,405
     Extraordinary charge on early extinguish-
     ment of debt                                                     (6,912)
                                                        --------    --------    --------
NET INCOME                                                 4,828     144,014     146,405)
   Less 1% General Partner interest                       (   48)     (1,440)     (1,464)
                                                        --------    --------    --------
NET INCOME APPLICABLE TO LIMITED
   PARTNERS' INTEREST                                   $  4,780    $142,574    $144,941
                                                        ========    ========    ========

PER UNIT DATA, NET OF 1% GENERAL PARTNER
   INTEREST
Income per unit before extra-
   ordinary item                                        $   0.13    $   4.07    $   3.94
Extraordinary charge per Unit                                          (0.19)
                                                        --------    --------    --------
Net income per Unit                                     $   0.13    $   3.88    $   3.94
                                                        ========    ========    ========
Average number of Units outstanding
   during the year                                        36,750      36,750      36,750
                                                        ========    ========    ========

Cash distributions declared per Unit                    $   0.35    $   4.66    $   3.52
                                                        ========    ========    ========

See notes to consolidated financial statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                             Year Ended December 31,
                                                         ------------------------------
                                                         1996         1995         1994
                                                         ------------------------------
CASH FLOWS FROM OPERATIONS
   Net income                                            $  4,828  $ 144,014   $146,405
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Extraordinary charge on early extinguish-
      ment of debt                                                     6,912
    Depreciation                                           49,092     49,198     44,305
    Increase (decrease) in cash from changes
      in certain assets and liabilities:
        Receivables                                        (4,065)    30,641    (54,374)
        Inventories                                          (890)   (10,612)     1,126
        Payables                                           (3,080)    14,186      6,298
        Incentive distribution payable                     (1,910)    (9,955)    11,865
        Accrued interest                                      (77)     1,417
        Other, net                                         (5,435)      (213)     8,583
                                                         --------  ---------    -------
                                                           38,463    225,588    164,208
                                                         --------  ---------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash paid for acquisition                                          (100,376)
 Capital expenditures                                     (14,558)   (27,085)   (22,578)
                                                         --------  ---------    -------
                                                          (14,558)  (127,461)   (22,578)
                                                         --------  ---------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of long-
    term debt                                                        200,000
  Net (repayments of)
    proceeds from short-term borrowings                   (15,000)    40,000
  Payment of debt issuance costs                                      (9,815)
  Repayment of long-term debt, including
    prepayment penalty                                              (156,912)
  Cash distributions paid                                 (30,459)  (213,105)   (76,558)
                                                         --------  ---------    -------
                                                          (45,459)  (139,832)   (76,558)
                                                         --------  ---------    -------

(Decrease) increase in cash and equivalents               (21,554)  ( 41,705)    65,072

Cash and equivalents at beginning of year                  32,421     74,126      9,054
                                                         --------  ---------    -------

Cash and equivalents at end of year                      $ 10,867  $  32,421   $ 74,126
                                                         ========  =========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Interest paid during the year                          $ 21,773  $  17,649   $ 16,342
                                                         ========  =========   ========

See notes to consolidated financial statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                             DECEMBER 31,       DECEMBER 31,
                                                 1996               1995
                                              ----------         ---------
ASSETS

Cash and equivalents                           $  10,867         $  32,421
Accounts receivable (less allowance for
 doubtful accounts of $589 and $457,
 respectively)
   Trade                                          72,908            75,788
   Related parties                                22,147            15,202
Inventories
   Finished and in process goods                  36,174            33,418
   Raw materials and supplies                      7,788             9,654
Other current assets                               2,579             3,541
                                               ---------         ---------
   Total current assets                          152,463           170,024
                                               ---------         ---------

Investments in and advances to
 affiliated companies                              4,366             4,437
Other assets                                      49,405            39,415
                                               ---------         ---------
                                                  53,771            43,852
                                               ---------         ---------

Land                                              14,970            14,106
Buildings                                         44,597            44,216
Machinery and equipment                          644,619           633,484
                                               ---------         ---------
                                                 704,186           691,806
   Less accumulated depreciation               ( 384,715)         (337,175)
                                               ---------         ---------
     Total assets                                319,471           354,631
                                               ---------         ---------
                                               $ 525,705         $ 568,507
                                               =========         =========

LIABILITIES AND
PARTNERS' CAPITAL

Accounts and drafts payable                    $  61,812         $  64,892
Cash distributions payable                         3,712            21,179
Short-term borrowing                              25,000            40,000
Incentive distribution payable to
   General Partner                                                   1,910
Accrued interest                                   3,185             3,262
Other accrued liabilities                         16,516            13,468
                                               ---------         ---------
   Total current liabilities                     110,225           144,711

Long-term debt                                   200,000           200,000
Other liabilities                                  5,609             5,677
Minority interest in consolidated subsidiary       1,571             1,655
                                               ---------         ---------
       Total liabilities                         317,405           352,043
                                               ---------         ---------

Commitments and contingencies (See Note 8)

Partners' capital
       Limited Partners                          207,680           215,762
       General Partner                               620               702
                                               ---------         ---------
       Total partners' capital                   208,300           216,464
                                               ---------         ---------
         Total liabilities and partners'
          capital                              $ 525,705         $ 568,507
                                               =========         =========

See notes to consolidated financial statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                (IN THOUSANDS)



                                    LIMITED     GENERAL
                                    PARTNERS    PARTNER      TOTAL
                                   ----------   --------   ---------

Balances at December 31, 1993      $ 228,862    $ 1,343    $ 230,205
 Net income                          144,941      1,464      146,405
 Cash distributions declared        (129,360)    (1,515)    (130,875)
                                   ---------    -------    ---------

Balances at December 31, 1994        244,443      1,292      245,735
 Net income                          142,574      1,440      144,014
 Cash distributions declared        (171,255)    (2,030)    (173,285)
                                   ---------    -------    ---------

Balances at December 31, 1995        215,762        702      216,464
 Net income                            4,780         48        4,828
 Cash distributions declared         (12,862)      (130)     (12,992)
                                   ---------    -------    ---------

Balances at December 31, 1996      $ 207,680    $   620    $ 208,300
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

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
               -------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                 (In thousands except Unit and per Unit data)

1.  ORGANIZATION

  Borden Chemicals and Plastics Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed in 1987 when the Partnership, through its subsidiary operating partnership, acquired the basic chemicals and polyvinyl chloride ("PVC") resins operations of Borden, Inc. ("Borden"). The operations are comprised of highly integrated plants in Geismar, Louisiana, which produce basic petrochemical products, PVC resins and industrial gases, a PVC resins plant located in Illiopolis, Illinois, and a PVC manufacturing facility in Addis, Louisiana purchased in 1995 (Note 3). The Partnership conducts its activities through Borden Chemicals and Plastics Operating Limited Partnership (the "Operating Partnership"). The Partnership, as the sole limited partner, owns a 98.9899% interest and BCP Management, Inc. ("BCPM"), a Delaware corporation and wholly-owned subsidiary of Borden, owns a 1.0101% interest as the sole general partner ("General Partner") in the Operating Partnership. The General Partner's interest in the Operating Partnership is reflected in the accompanying consolidated financial statements as minority interest. BCPM also owns a 1% general partner interest in the Partnership, resulting in an aggregate 2% interest in the partnerships.

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

  Revenues - Sales and related cost of sales are recognized upon shipment of products. Net trade and net related party sales are net of sales discounts and product returns and allowances.

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


  Other Assets and Liabilities - Included in Other Assets are spare parts totaling $22,436 and $22,182 at December 31, 1996 and 1995, respectively. Debt issuance costs are capitalized and are amortized over the term of the associated debt or credit agreement. Included in other accrued liabilities are accrued sales discounts of $7,185 and $7,006 at December 31, 1996 and 1995, respectively.

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

  Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals totaling $37,091 in 1996, $34,298 in 1995 and $32,144 in 1994
were expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts.

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

  Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those estimates.

3.  ACQUISITION

  On May 2, 1995, the Partnership, through the Operating Partnership, completed the purchase of Occidental Chemical Corporation's Addis, Louisiana PVC manufacturing facility and related assets. The cash purchase price for the Addis assets was $100,400 and was financed by a new issue of senior unsecured notes (Note 5).

  The following financial information presents the pro forma effect of the acquisition on the historical results of operations for the twelve months ended December 31, 1995 and 1994, respectively, as if the transactions occurred on January 1, 1994.

                                            TWELVE MONTHS ENDED
                                       -----------------------------
                                       Dec. 31, 1995   Dec. 31, 1994
                                       -------------   -------------

Total revenues                            $794,393        $795,075

Income before extraordinary item:
     Income                               $155,168        $149,606
     Income per Unit, net of 1%
      General Partner interest            $   4.18        $   4.03

4. RELATED PARTY TRANSACTIONS

  The Partnership is managed by the General Partner. Under certain agreements, the General Partner and Borden are entitled to reimbursement of costs incurred relating to the business activities of the Partnership. The Partnership is engaged in various transactions with Borden and its affiliates in the ordinary course of business. Such transactions include, among other things, the sharing of certain general and administrative costs, sales of products to and purchases of raw materials from Borden or its related parties, and usage of rail cars owned or leased by Borden.

  The Partnership is charged for general insurance expense, which includes liability and property damage insurance, based on calculations made by Borden's Risk Management Department. Under its risk retention program, Borden maintains deductibles of $2,500, $500 and $500 per occurrence for property and related damages at the Geismar, Illiopolis and Addis facilities, respectively, and deductibles ranging from $100 to $3,000 per event for liability insurance. The Partnership has first dollar liability insurance coverage from Borden. The cost of Borden's corporate information services and corporate staff department services is allocated to the Partnership based on usage of resources such as personnel and data processing equipment.

  The employees of BCPM (together with employees of Borden providing support to or services for BCPM) operate the Partnership and participate in various Borden benefit plans including pension, retirement savings, postretirement other than pensions and health and life insurance. The Partnership has no direct liability for such benefits since the Partnership does not directly employ any of the persons responsible for managing and operating the Partnership, but instead reimburses Borden (on its own or BCPM's behalf) for their services. Charges to the Partnership for such services are actuarially determined where appropriate. The Partnership expenses the full amount of such charges but only reimburses Borden (on its own or BCPM's behalf) for actual benefits paid. The difference between cash payments to Borden (on its own or BCPM's behalf) and expense is accrued on the Partnership's books.

  Benefit plan and general insurance expenses, and allocation for usage of resources such as personnel and data processing equipment were $9,189 in 1996, $11,628 in 1995 and $9,991 in 1994. Management believes the allocation methods used are reasonable. Although no specific analysis has been undertaken, if the Partnership were to directly provide such services and resources at the same cost as Borden, management believes the allocations would be indicative of costs that would be incurred on a stand-alone basis.

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

  On October 11, 1996, Borden sold its packaging division and as a part of the transaction obtained a 34% ownership interest in the acquiring entity. The packaging division had been a significant purchaser of PVC resins. After the acquisition, sales prices remained substantially the same as sales to Borden. Included in related party sales for the year ended December 31, 1996 are $5,688 of PVC sales to the acquiring entity. Of these sales, $4,268 are included in related party receivables at December 31, 1996. All other related party sales and receivables are with Borden.

5. DEBT

  On May 1, 1995, the Operating Partnership issued $200,000 aggregate principal amount of senior unsecured 9.5% notes due 2005. The net proceeds from this offering were used to prepay $150,000 aggregate principal amount of previously outstanding notes, plus a related prepayment premium of $6,912 reflected as an extraordinary charge in 1995, and accrued interest. The remaining proceeds were used to fund a portion of the purchase price of the Addis facility.

  The aggregate fair value of the Partnership's outstanding debt was $218,530 at December 31, 1996 and $215,493 at December 31, 1995, which was calculated based on current yields for debt with similar characteristics.

  The Partnership obtained a short-term working capital facility of up to $100,000 under a revolving credit agreement during 1995. Borrowings under this facility were $25,000 and $40,000 at December 31, 1996 and 1995, respectively. The total amount available under the revolving credit agreement reduced $50,000 on January 1, 1997 and expires on December 31, 1997 at which time any outstanding balance is due. A commitment fee of .375% per annum is payable on the unused portion. Borrowings under the revolving credit agreement bear interest at rates fixed at the time of each borrowing. The average interest rate of these borrowings at December 31, 1996 was 6.7%. The Partnership's revolving credit agreement also allows an additional $20,000 of borrowings outside the agreement, none of which was utilized during 1996. It provides that no recourse is available against the General Partner.

  The revolving credit agreement and the senior unsecured notes contain a number of financial and other covenants that management believes are customary in lending transactions of these types.

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

8. COMMITMENTS AND CONTINGENCIES

Purchase Commitment:

  The Partnership has entered into a fifteen year supply agreement for one of its raw materials commencing in 1997 to assure long-term supply and minimize price volatility. The purchase price for this product is based on its raw material and variable costs, as well as fixed costs that will vary based on economic indices, changes in taxes or regulatory requirements.

  The aggregate amount at December 31, 1996 of minimum payments required under the agreement is $53,078, with $4,753 per year of minimum payments required for the next five years.

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

  Under the EIA, Borden has agreed, subject to certain specified limitations, to indemnify the Partnership in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Partnership. The Partnership is responsible for environmental liabilities arising from facts or circumstances that existed and requirements that become effective on or after such date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after such date, Borden and the Partnership will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the assets in question (to the extent relevant). No claims can be made under the EIA after November 30, 2002, and no claim can, with certain exceptions, be made with respect to the first $500 of liabilities which Borden would otherwise be responsible for thereunder in any year, but such excluded amounts shall not exceed $3,500 in the aggregate. Excluded amounts under the EIA have aggregated $3,500 through December 31, 1996.

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