Form 10-Q
period 1997-03-31
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 1997-05-12
CIK 821202

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

                                 -------------
     Number of Common Units outstanding as of the close of business on May 9, 1997: 36,750,000.

================================================================================

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER UNIT DATA)



                                           THREE MONTHS ENDED
                                          ---------------------


                                          MARCH 31,   MARCH 31,
                                               1997        1996
                                           --------    --------

REVENUES
Net trade sales ........................   $162,917    $144,973
Net sales to related parties ...........     31,765      25,612
                                           --------    --------

Total revenues .........................    194,682     170,585
                                           --------    --------

EXPENSES
Cost of goods sold
  Trade ................................    157,942     139,580
  Related Parties ......................     30,095      25,239
Marketing, general & administrative
 expense ...............................      5,441       5,635
Interest expense .......................      5,250       5,350
Other expense, including minority
interest................................        361         878
                                           --------    --------
     Total expenses ....................    199,089     176,682
                                           --------    --------


Net (loss) .............................     (4,407)     (6,097)
Less 1% General Partner
   interest.............................         44          61
                                           --------    --------
Net (loss) applicable to Limited
Partners' interest .....................   $( 4,363)   $ (6,036)
                                           ========    ========




PER UNIT DATA, NET OF 1% GENERAL
PARTNER INTEREST:
Net (loss) per Unit ....................    $( 0.12)     $(0.16)
                                           ========    ========

Average number of Units outstanding
during the year ........................     36,750      36,750
                                           ========    ========
Cash distribution declared per Unit ....      $0.10       $0.10
                                           ========    ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                 THREE MONTHS
                                          -------------------------

                                            MARCH 31,    MARCH 31,
                                              1997          1996
                                          -------------  ----------

CASH FLOWS FROM OPERATIONS

Net (loss) ..............................      ($4,407)    ($6,097)

Adjustments to reconcile net (loss) to
  net cash provided by operating
  activities:
Depreciation ............................       12,410      12,192
Increase (decrease) in cash from changes
  in certain assets and liabilities:
  Receivables ...........................      (14,449)     (2,888)
  Inventories ...........................        6,160       8,527
  Payables ..............................        1,103     (15,168)
  Incentive distribution
    payable .............................            0      (1,910)
  Accrued interest ......................        4,750       4,744
Other, net ..............................       (5,806)     (8,425)
                                              --------    --------
                                               (   239)     (9,025)
                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ...................        (1,567)     (3,115)
                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings,
  (net).................................             0      10,000
Cash distributions paid.................        (3,712)    (21,179)
                                              --------    --------
                                                (3,712)    (11,179)
                                              --------    --------

(Decrease) increase in cash and
  equivalents.............................      (5,518)    (23,319)
Cash and equivalents at beginning of
  period..................................      10,867      32,421
                                              --------    --------

Cash and equivalents at end of period.....    $  5,349    $  9,102
                                              ========    ========
SUPPLEMENT DISCLOSURES OF CASH FLOW
  INFORMATION
Interest paid during the
  period..................................    $    500    $    606
                                              ========    ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                (IN THOUSANDS)


ASSETS                                    MARCH  31, 1997   DECEMBER 31, 1996
----------------------------------------  ----------------  ------------------

Cash and equivalents....................        $   5,349           $  10,867
Accounts receivable (less allowance for
 doubtful accounts of $642 an $589
 respectively)
 Trade..................................           88,206              72,908
Related Parties ........................           21,298              22,147
Inventories
 Finished and in process goods..........           30,020              36,174
 Raw materials and supplies.............            7,782               7,788
Other current assets....................            2,152               2,579
                                                ---------           ---------
 Total current assets...................          154,807             152,463
                                                ---------           ---------
Investments in and advances to
 affiliated companies....................           4,410               4,366
Other assets............................           53,395              49,405
                                                ---------           ---------
                                                   57,805              53,771
                                                ---------           ---------

Plant, property and equipment
 Land....................................          14,970              14,970
 Buildings...............................          44,597              44,597
 Machinery and equipment.................         646,186             644,619
                                                ---------           ---------
                                                  705,753             704,186
Less accumulated depreciation............        (397,125)           (384,715)
                                                ---------           ---------
     Net plant, property and equipment            308,628             319,471
                                                ---------           ---------

          Total assets                          $ 521,240           $ 525,705
                                                =========           =========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts and drafts payable .............       $  62,915           $  61,812
Cash distributions payable ..............           3,712               3,712
Short-term borrowings ...................          25,000              25,000
Accrued interest ........................           7,935               3,185
Other accrued liabilities ...............          14,526              16,516
                                                ---------           ---------
  Total current liabilities .............         114,088             110,225

Long-term debt ..........................         200,000             200,000
Other liabilities .......................           5,483               5,609
Minority interest in consolidated
 subsidiary .............................           1,488               1,571
                                                ---------           ---------

        Total liabilities                         321,059             317,405
                                                ---------           ---------

Commitments and contingencies
Partners' capital
 Limited Partners .......................         199,642             207,680
 General Partner ........................             539                 620
                                                ---------           ---------
   Total Partners' capital ..............         200,181             208,300
                                                ---------           ---------

        Total liabilities and Partners'
          capital .......................       $ 521,240           $ 525,705
                                                =========           =========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                              GENERAL
                                              PARTNERS         PARTNER        TOTAL
                                          -----------------  ------------  --------------

Balance at December 31, 1995                 $  215,762      $      702      $  216,464
  Net (loss)..............................       (6,036)            (61)         (6,097)
  Cash distributions declared.............       (3,675)           ( 37)     $   (3,712)
                                             -----------     ----------      ----------
Balances at March 31, 1996 ...............   $  206,051      $      604      $  206,655
                                             ==========      ==========      ==========

Balance at December 31, 1996                 $  207,680      $      620      $  208,300
 Net (loss) ............................         (4,363)            (44)         (4,407)
 Cash distributions declared ...........         (3,675)            (37)         (3,712)
                                             ----------      ----------      ----------
Balances at March 31, 1997 .............     $  199,642      $      539      $  200,181
                                             ==========      ==========      ==========

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 establishes new standards for computing and presenting earnings per share. The Partnership is required to adopt the provisions of SFAS No. 128 for its consolidated financial statements for the year ended December 31, 1997 and subsequent interim periods. Upon adoption, the standard also requires the restatement of all prior period earnings per Unit information presented. The adoption of SFAS No. 128 is not expected to have a material effect on the Partnership's earnings per Unit computations or disclosures.

2. ENVIRONMENTAL AND LEGAL PROCEEDINGS

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

Under the EIA, Borden, Inc. ("Borden") has agreed, subject to certain specified limitations, to indemnify the Partnership in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Partnership. The Partnership is responsible for environmental liabilities arising from facts or circumstances that existed and requirements that become effective on or after such date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after such date, Borden and the Partnership will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the assets in question (to the extent relevant). No claims can be made under the EIA after November 30, 2002, and no claim can, with certain exceptions, be made with respect to the first $500 of liabilities which Borden would otherwise be responsible for thereunder in any year, but such excluded amounts shall not exceed $3,500 in the aggregate. Excluded amounts under the EIA have aggregated approximately $3,500 through March 31, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996

Revenues

Total revenues during the first quarter of 1997 increased $24.1 million or 14% to $194.7 million from $170.6 million in the first quarter of 1996. This increase was the result of a $19.6 million increase in PVC Polymers Products revenues and a $9.7 million increase in Methanol and Derivatives revenues, partially offset by a $5.2 million decrease in Nitrogen Products revenues.

Total revenues for PVC Polymers Products increased $19.6 million as a result of a 5% increase in sales volumes and a 12% increase in selling prices. The selling price increase was due to strong PVC resin demand and partially successful efforts to pass through raw material cost increases.

Total revenues for Methanol and Derivatives increased $9.7 million as a result of a 32% increase in selling prices, partially offset by a 3% decrease in sales volumes. The high raw material natural gas costs of 1996 that continued into 1997 have caused industry pricing to increase significantly, as have several recent production disruptions other producers have experienced.

Total revenues for Nitrogen Products decreased $5.2 million as a result of a 6% decrease in selling prices along with a 15% decrease in sales volumes. Prices and volumes in 1997 have been negatively affected by reduced demand, in part caused by the flooding of the midwestern United States river systems.

Cost of Goods Sold

Total cost of goods sold increased 14% to $188.0 million in the current period from $164.8 million in the year-ago period. Raw material costs are a significant component of cost of goods sold. Natural gas, the Partnership's largest raw material, increased slightly from last year's very high costs, further depressing margins. The Partnership's other major raw materials - ethylene, chlorine and VCM - all posted significant increases from the 1996 period. The increase was also the result of the increased PVC volume discussed above, partially offset by decreased volumes in Methanol and Derivatives and Nitrogen Products. Expressed as a percentage of total revenues, cost of goods sold remained constant at 97% of total revenues in 1997, a depressed gross margin level, and was the primary factor in the Partnership's net loss for the quarter.

Gross margins for PVC Polymers Products remained in a slight negative position as raw material ethylene, chlorine and VCM cost increases offset improved selling prices and volumes. Gross margins for Methanol and Deriv atives improved to moderate profitability from a slight negative position as a result of the improved selling prices discussed above. Margins continued to be depressed due to very high raw material natural gas costs.

Gross margins for Nitrogen Products declined significantly to near breakeven due to the selling price and volume declines discussed above. As with Methanol and Derivatives, the raw material natural gas costs depressed margins for the first quarter of 1997 and the year-ago period.

Net (Loss)

Net (loss) was $4.4 million compared to $6.1 million in 1996. As discussed above, the primary reasons for the depressed operating performance were high raw material costs and declines in Nitrogen Products selling prices and volumes, offset by improved Methanol and Derivatives and PVC selling prices.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations.  Cash flows from operations remained slightly
--------------------------
negative in 1997, primarily due to the net (loss) and the increase in receivables, partially offset by non-cash depreciation expense and reduced inventory levels.

Cash Flows from Investing Activities.  First quarter 1997 capital expenditures
------------------------------------
totaled $1.6 million. Capital expenditures for the first quarter 1996 were $3.1 million.

Cash Flows from Financing Activities.  The Partnership makes quarterly
------------------------------------
distributions to Unitholders and the General Partner of 100% of its Available Cash. Available Cash means generally, with respect to any quarter, the sum of all cash receipts of the Partnership plus net reductions to reserves established in prior quarters, less all of its cash disbursements and net additions to reserves in such quarter. The General Partner may establish reserves to provide for the proper conduct of the Partnership's business, to stabilize distributions of cash to Unitholders and the General Partner and as necessary to comply with the terms of any agreement or obligation of the Partnership.

Cash distributions of $3.7 million were made during the first quarter 1997 compared to $21.2 million in the year-ago period. These amounts reflect the payment of cash distributions declared for the immediately proceeding quarters. Cash distributions with respect to interim periods are not necessarily indicative of cash distributions with respect to a full year. Moreover, due to the cyclical nature of the Partnership's business, past cash distributions are not necessarily indicative of future cash distributions.

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

Liquidity

The Partnership expects to satisfy its cash requirements through internally generated cash and borrowings. During 1995, the Partnership entered into a Revolving Credit Facility which provided a $100.0 million line of credit for capital expenditures, working capital and general partnership purposes. The amount available under the facility reduced to $75.0 million on January 1, 1996, and to $50.0 million on January 1, 1997 and terminates December 31, 1997. The facility may be extended for one year with the consent of the lenders.
Borrowing under this facility was $25 million at March 31, 1997.

                           PART II OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

There is incorporated by reference herein the information regarding legal proceedings in Item 3 of Part I of the Partnership's 1996 Annual Report on Form 10-K and Note 2 to the consolidated condensed financial statements in Part I hereof.



Item 6. Exhibits and Reports on Form 8-K
--------------------------------------------

On April 8, 1997, the Partnership filed a Form 8-K under Item 5 to disclose its Agreement and Plan of Conversion to corporate status and the Partnership's newly adopted Rights Agreement.

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

                                    BORDEN CHEMICALS AND PLASTICS
                                    LIMITED PARTNERSHIP
                                     By BCP Management, Inc.,
                                     General Partner


                               By        /s/ James O. Stevning
                                  ---------------------------------------
                                             James O. Stevning
                                Vice President, Chief Financial Officer and
                                  Treasurer
                                Principal Accounting Officer


May 12, 1997