Form 10-Q
period 1997-06-30
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 1997-08-13
CIK 821202

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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

                                 -------------
     Number of Common Units outstanding as of the close of business on August 8, 1997: 36,750,000.

================================================================================

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER UNIT DATA)


                                          THREE MONTHS ENDED
                                          -------------------

                                          JUNE 30,   JUNE 30,
                                            1997       1996
                                          --------   --------
REVENUES
  Net trade sales  .....................  $152,558   $152,675
  Net sales to related parties .........    37,218     26,552
                                          --------   --------

            Total revenues..............   189,776    179,227
                                          --------   --------


EXPENSES
  Cost of goods sold
        Trade............................  125,926    140,023
        Related parties..................   29,704     25,202
  Marketing, general & administrative
   expense ..............................    6,338      6,370
  Interest expense.......................    5,243      5,556
  General Partner incentive..............      794          0
  Other expense, including minority
      interest...........................      525        571
                                          --------   --------

            Total expenses...............  168,530    177,722
                                          --------   --------

  Net income.............................   21,246      1,505
      Less 1% General Partner interest...     (212)       (15)
                                          --------   --------
  Net income applicable to Limited
   Partners' interest.................... $ 21,034   $  1,490
                                          ========   ========


PER UNIT DATA, NET OF 1% GENERAL
 PARTNER INTEREST:

  Net income per Unit....................    $0.57      $0.04
                                          ========   ========

  Average number of Units outstanding
   during the period.....................   36,750     36,750
                                          ========   ========

  Cash distribution declared per Unit...     $0.45      $0.00
                                          ========   ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                            SIX MONTHS ENDED
                                          ---------------------
                                          JUNE 30,    JUNE 30,
                                            1997        1996
                                           --------   --------

REVENUES
  Net trade sales.......................   $315,475   $297,648
  Net sales to related parties..........     68,983     52,164
                                           --------   --------

            Total revenue...............    384,458    349,812
                                           --------   --------


EXPENSES
  Cost of goods sold
        Trade...........................    283,868    279,603
        Related parties.................     59,799     50,441
  Marketing, general & administrative
   expense..............................     11,779     12,005
  Interest expense......................     10,493     10,906
  General Partner incentive.............        794          0
  Other expense, including minority
      interest..........................        886      1,449
                                           --------   --------

              Total expenses                367,619    354,404
                                           --------   --------

 Net income (loss)......................     16,839     (4,592)
      Less 1% General Partner interest..       (168)        46
                                           --------   --------
  Net income (loss) applicable to
   Limited Partners' interest...........   $ 16,671   $ (4,546)
                                           ========   ========


PER UNIT DATA, NET OF 1% GENERAL
 PARTNER INTEREST:
  Net (loss) income per Unit............      $0.45     $(0.12)

  Average number of Units outstanding
   during the period......................   36,750     36,750
                                           ========   ========

  Cash distribution declared per Unit...      $0.55      $0.10
                                           ========   ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                      SIX MONTHS
                                          ---------------------------------
                                          JUNE 30,                 JUNE 30,
                                            1997                     1996
                                          ---------               ----------

CASH FLOWS FROM OPERATIONS
Net income (loss).......................  $ 16,839              $  (4,592)

Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
 Depreciation............................   24,949                 24,415
 (Increase) in receivables..............   (10,494)               (10,404)
 (Increase) decrease in inventories.....    (7,762)                 7,343
 Increase in payables...................       181                  4,397
 Increase (decrease) in incentive
  distribution payable..................       794                 (1,910)
 (Decrease) in accrued interest.........    (   18)                (   55)
 Other, net.............................    (3,030)                (8,561)
                                          --------              ---------
                                            21,459                 10,633
                                          --------              ---------


CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures....................    (4,178)                (6,852)
                                          --------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings,
 (net)..................................         0                (10,000)
Cash distributions paid.................    (7,424)               (24,891)
                                          --------              ---------
                                            (7,424)               (14,891)
                                          --------              ---------
Increase (decrease) in cash and
 equivalents............................     9,857                (11,110)

Cash and equivalents at
beginning of period                         10,867                 32,421
                                          --------              ---------
                                          $ 20,724              $  21,311
Cash and equivalents at end of period     ========              =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION

Interest paid during the period.........  $ 10,511              $ 10,961
                                          ========              ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                ASSETS                                   JUNE 30, 1997       DECEMBER 31, 1996
                ------                                   -------------       -----------------
Cash and equivalents...............................      $    20,724           $  10,867
Accounts receivable (less allowance for
 doubtful accounts of $622 and $589
 respectively)
   Trade  .........................................           80,570              72,908
   Related Parties.................................           24,979              22,147
Inventories
   Finished and in process goods...................           42,208              36,174
   Raw materials and supplies......................            9,516               7,788
Other current assets...............................            2,560               2,579
                                                         -----------           ---------
      Total current assets.........................          180,557             152,463
                                                         -----------           ---------

Investments in and advances to
 affiliated companies..............................            4,353               4,366
Other assets.......................................           52,891              49,405
                                                         -----------           ---------
                                                              57,244              53,771
                                                         -----------           ---------
Plant, property and equipment
  Land.............................................           15,028              14,970
  Buildings........................................           44,611              44,597
  Machinery and equipment..........................          648,395             644,619
                                                         -----------           ---------
                                                             708,034             704,186
Less accumulated depreciation......................         (409,396)           (384,715)
                                                         -----------           ---------
   Net plant, property and equipment...............          298,638             319,471
                                                         -----------           ---------

                 Total assets......................      $   536,439           $ 525,705
                                                         ===========           =========

Accounts and drafts payable........................      $    61,993           $  61,812
Cash distributions payable.........................           16,713               3,712
Short-term borrowing...............................           25,000              25,000
Incentive to General Partner.......................              794                   0
Accrued interest  .................................            3,167               3,185
Other accrued liabilities..........................           16,972              16,516
                                                         -----------           ---------

      Total current liabilities....................          124,639             110,225

Long-term debt.....................................          200,000             200,000
Other liabilities..................................            5,551               5,609
Minority interest in consolidated
 subsidiary........................................            1,535               1,571
                                                         -----------          ----------

                 Total liabilities.................          331,725             317,405
                                                         -----------          ----------
Partners' capital
  Limited Partners ................................          204,138             207,680
  General Partner..................................              576                 620
                                                         -----------          ----------
  Total partners' capital..........................          204,714             208,300
                                                         -----------          ----------

       Total liabilities and partners' capital.....      $   536,439           $ 525,705
                                                         ===========          ==========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

       CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                 LIMITED    GENERAL
                                 PARTNERS   PARTNER     TOTAL
                                ---------   -------   --------
Balance at December 31, 1995     $215,762    $  702    $216,464
Net loss......................     (4,546)      (46)     (4,592)
Cash distributions declared...     (3,675)      (37)    ( 3,712)
                                 --------    ------    --------
Balances at June 30, 1996.....   $207,541    $  619    $208,160
                                 ========    ======    ========

Balance at December 31, 1996     $207,680    $  620    $208,300
Net income....................     16,671       168      16,839
Cash distributions declared...    (20,213)   (  212)    (20,425)
                                 --------    ------    --------
Balances at June 30, 1997.....   $204,138    $  576    $204,714
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

Under the EIA, Borden, Inc. ("Borden") has agreed, subject to certain specified limitations, to indemnify the Partnership in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Partnership. The Partnership is responsible for environmental liabilities arising from facts or circumstances that existed and requirements that become effective on or after such date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after such date, Borden and the Partnership will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the assets in question (to the extent relevant). No claims can be made under the EIA after November 30, 2002, and no claim can, with certain exceptions, be made with respect to the first $500 of liabilities which Borden would otherwise be responsible for thereunder in any year, but such excluded amounts shall not exceed $3,500 in the aggregate. Excluded amounts under the EIA have aggregated approximately $3,500 through June 30, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

Revenues

Total revenues during the second quarter of 1997 increased $10.6 million or 6% to $189.8 million from $179.2 million in the second quarter of 1996. This increase was the result of a $5.7 million increase in PVC Polymers Products revenues and a $9.4 million increase in Methanol and Derivatives revenues, partially offset by a $4.5 million decrease in Nitrogen Products revenues.

Total revenues for PVC Polymers Products increased $5.7 million as a result of an 11% increase in selling prices, partially offset by a 6% decrease in sales volumes. Pricing for PVC improved as the PVC industry realized increases caused by raw material cost increases over the past several quarters.

Total revenues for Methanol and Derivatives increased $9.4 million as a result of a 33% increase in selling prices, partially offset by a 4% decrease in sales volumes. The improved methanol selling prices reflect the effect of supply disruptions due to operating disruptions at other producers.

Total revenues for Nitrogen Products decreased $4.5 million as a result of a 15% decrease in sales volumes, and a 3% decrease in selling prices. Pricing for ammonia was comparable to 1996, but urea prices dropped, reflecting depressed pricing to the fertilizer industry.

Cost of Goods Sold

Total cost of goods sold decreased 6% to $155.6 million in the current period from $165.2 million in the year-ago period. The decrease was primarily due to the reduced volumes discussed above, combined with slightly lower raw material costs. Natural gas and ethylene costs moderated, but were partially offset by chlorine and VCM cost increases. Expressed as a percentage of total revenues, cost of goods sold decreased to 82% of total revenues in 1997 from 92% in 1996, resulting in improved gross margins and net income for the Partnership.

Gross margins for PVC Polymers Products increased 112% as a result of the increased selling prices discussed above.

Gross margins for Methanol and Derivatives increased 382% as a result of the increased selling prices combined with the decreased natural gas costs discussed above.

Gross margins for Nitrogen Products decreased 11% as a result of the decreased selling prices, partially offset by the decrease in natural gas costs.

Incentive Distribution to General Partner

An incentive distribution to the General Partner of $0.8 million was generated in the second quarter of 1997 a result of cash distributions to Unitholders of $0.45 per unit, exceeding $0.3647 (the "Target Distribution").

There was no incentive distribution to the General Partner generated in the second quarter of 1996 as there was no cash distribution declared to the unitholders.

Net Income

Net income was $21.2 million compared to $1.5 million in 1996. As discussed above, the primary reasons for the improved operating performance were significant higher selling prices in PVC and methanol combined with a slight decline in raw material costs.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Revenues

Total revenues for the first six months of 1997 increased $34.7 million or 10% to $384.5 million from $349.8 million for the comparable period a year ago. Total revenues for PVC Polymers Products increased $25.3 million as a result of an 11% increase in selling prices on comparable volumes. Total revenues for Methanol and Derivatives increased $19.1 million as a result of a 33% decrease in selling prices on comparable volumes. Total revenues for Nitrogen Products decreased $9.7 million as a result of a 4% decrease in selling prices combined with a 15% decrease in sales volumes.

Cost of Goods Sold

Total cost of goods sold increased 4% to $343.7 million for the first six months of 1997 from $330.0 million in the year-ago period. The increase was primarily the result of increased raw material cost due to chlorine and VCM price increases, partially offset by decreased natural gas and ethylene cost. Expressed as a percentage of total revenues, cost of goods sold decreased to 89% of total revenues for the first half of 1997 from 94% in the first half of 1996, resulting in improved gross margins and net income for the Partnership.

Gross margins for PVC Products increased 117% as a result of the improved selling prices discussed above.

Gross margins for Methanol and Derivatives improved almost ten-fold as a result of the increased selling prices combined with the lower natural gas costs discussed above.

Gross margins for Nitrogen Products decreased 63% as a result of decreased selling prices and volumes.

Incentive Distribution to General Partner

An incentive distribution to the General Partner of $0.8 million was generated during the second quarter of 1997 as a result of cash distributions to Unitholders exceeding the Target Distribution.

There was no incentive distribution to the General Partner generated during either the first or second quarter of 1996.

Interest Expense

The decrease in interest expense during the first half of 1997 compared to the year-ago period was due to the reduction of short-term bank borrowings.

Net Income (Loss)

Net income for the first half was $16.8 million compared to a loss of $4.6 million in 1996. As discussed above, the primary reason for the improved in operating performance was significantly higher selling prices for PVC resins and methanol, combined with lower net raw material costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations. Cash flows from operations increased $10.8 million for the first two quarters of 1997 from the comparable period a year ago. The increase was primarily attributable to the increase in net income during this period compared to 1996, partially offset by increased receivable and inventory levels.

Cash Flows from Investing Activities. Capital expenditures for the first two quarters of 1997 totaled $4.2 million compared to $6.9 million during the year ago period.

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

Cash distributions of $7.4 million were made during the first half of 1997 compared to $24.9 million in the year-ago period. These amounts reflect the payment of cash distributions declared for the immediately proceeding quarters. Cash distributions with respect to interim periods are not necessarily indicative of cash distributions with respect to a full year. Moreover, due to the cyclical nature of the Partnership's business, past cash distributions are not necessarily indicative of future cash distributions.

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

Liquidity

The Partnership expects to satisfy its cash requirements through internally generated cash and borrowings. During 1995, the Partnership entered into a Revolving Credit Facility which provided a $100.0 million line of credit for capital expenditures, working capital and general partnership purposes. The amount available under the facility reduced to $75.0 million on January 1, 1996, reduced to $50.0 million on January 1, 1997 and terminates December 31, 1997. The facility may be extended for one year with the consent of the lenders. Borrowing under this facility was $25 million at June 30, 1997.

                                 PART II OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

There is incorporated by reference herein the information regarding legal proceedings in Item 3 of Part I of the Partnership's 1996 Annual Report on Form 10-K and Note 2 to the consolidated condensed financial statements in Part I hereof.



Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

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


August 13, 1997