Form 10-Q
period 1997-09-30
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 1997-11-14
CIK 821202

================================================================================

                      SECURITIES AND EXCHANGE COMMISSI ON
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

                                -------------

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

                                 -------------
Number of Common Units outstanding as of the close of business on November 7, 1997: 36,750,000.

================================================================================

              BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                                       THREE MONTHS ENDED
                                                                       ---------------------

                                                                       SEPT. 30,     SEPT. 30,
                                                                         1997          1996
                                                                       -----------  -------------
REVENUES
  Net trade sales...................................................    $147,140       $152,645
  Net sales to related parties......................................      33,750         30,169
                                                                        --------       --------
            Total revenues..........................................     180,890        182,814
                                                                        --------       --------
EXPENSES
  Cost of goods sold
        Trade.......................................................
        Related parties.............................................      138,508       138,727
  Marketing, general & administrative expenses......................       29,948        26,516
  Interest expense..................................................        6,067         6,196
  General Partner incentive.........................................        5,217         5,485
  Other expense, including minority                                             0             0
      interest......................................................        2,212           509
                                                                         --------      --------
              Total expenses........................................      181,952       177,433
                                                                         --------      --------

  Net (loss) income.................................................       (1,062)        5,381
      Less 1% General Partner interest..............................           10           (54)
                                                                         --------      --------
  Net (loss) income applicable to Limited Partners'
      interest......................................................    $  (1,052)     $  5,327
                                                                         ========      ========


PER UNIT DATA, NET OF 1% GENERAL PARTNER INTEREST:
  Net (loss) income per Unit........................................    $   (0.03)     $   0.14
                                                                         ========      ========
  Average number of Units outstanding during the period.............       36,750        36,750
                                                                         ========      ========
  Cash distribution declared per Unit...............................    $    0.18      $   0.15
                                                                         ========      ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                          NINE MONTHS ENDED
                                                                          -----------------
                                                                       SEPT. 30,     SEPT. 30,
                                                                         1997          1996
                                                                      -----------  -------------
REVENUES
  Net trade sales...................................................     $462,615       $450,293
  Net sales to related parties......................................      102,733         82,333
                                                                         --------       --------
            Total revenues..........................................
                                                                          565,348        532,626
                                                                         --------       --------
EXPENSES
  Cost of goods sold
        Trade.......................................................
         Related parties............................................      422,376        418,330
  Marketing, general & administrative expenses......................       89,747         76,957
  Interest expense..................................................       17,846         18,201
  General Partner incentive.........................................       15,710         16,391
  Other expense, including minority                                           794              0
      interest......................................................        3,098          1,958
                                                                          -------        -------
              Total expenses........................................      549,571        531,837
                                                                          -------        -------

   Net income.......................................................       15,777            789
      Less 1% General Partner interest..............................         (158)            (8)
  Net income applicable to Limited Partners'                              -------        -------
      interest......................................................     $ 15,619            781
                                                                          =======        =======


PER UNIT DATA, NET OF 1% GENERAL PARTNER INTEREST:
  Net income per Unit...............................................     $   0.42       $   0.02
                                                                          =======        =======
   Average number of Units outstanding during the period............       36,750         36,750
                                                                          =======        =======
  Cash distribution declared per Unit...............................     $   0.73       $   0.25
                                                                          =======        =======

              BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                (IN THOUSANDS)

                                                            NINE MONTHS
                                                                ENDED
                                                          ---------------
                                                   SEPT. 30,           SEPT. 30,
                                                      1997               1996
                                                   --------            ---------
CASH FLOWS FROM OPERATIONS
Net income...................................   $   15,777              $    789

Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation................................       37,462                36,715
 Increase in receivables.....................      (13,751)              (10,098)
 Decrease in inventories.....................        2,223                 7,233
 Decrease in payables........................       (9,259)              (11,814)
 Decrease in incentive distribution payable..            0               ( 1,910)
 Increase in accrued interest................        4,748                 4,655
 Other, net..................................          (82)               (5,204)
                                                    -------               -------
                                                    37,118                20,366
                                                    -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures........................        (8,918)              (11,098)
                                                     ------               -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of short-term borrowings, net...             0                (5,000)
  Cash distributions paid...................       (24,137)              (24,891)
                                                   --------              --------
                                                   (24,137)              (29,891)
                                                   --------              -------

Increase (decrease) in cash and equivalents.         4,063               (20,623)

Cash and equivalents at beginning of period.        10,867                32,421
                                                 ---------             ---------

Cash and equivalents at end of period.......    $   14,930              $ 11,798
                                                 =========             =========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION

Interest paid during the period.............    $   10,962              $ 11,736
                                                  ========              ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                          ASSETS                       SEPT. 30, 1997          DEC. 31, 1996
                          ------                       --------------          -------------
Cash and equivalents.............................          $   14,930             $  10,867
Accounts receivable (less allowance for doubtful
 accounts of $547 and $589 respectively)
   Trade.........................................              85,732                72,908
   Related parties...............................              23,074                22,147
Inventories
   Finished and in process goods.................              33,258                36,174
   Raw materials and supplies....................               8,481                 7,788
Other current assets.............................               4,195                 2,579
                                                            ---------             ---------
      Total current assets.......................             169,670               152,463
                                                            ---------             ---------

Investments in and advances to affiliated
 companies.......................................               4,289                 4,366
Other assets.....................................              52,447                49,405
                                                            ---------             ---------
                                                               56,736                53,771
                                                            ---------             ---------
Plant, property and equipment
  Land...........................................              15,117                14,970
  Buildings......................................              44,705                44,597
  Machinery and equipment........................             652,784               644,619
                                                            ---------             ---------
                                                              712,606               704,186
Less accumulated depreciation....................            (421,800)             (384,715)
                                                            ---------             ---------
   Net plant, property and equipment.............             290,806               319,471
                                                            ---------             ---------

                     Total assets                          $  517,212             $ 525,705
                                                            =========             =========

Accounts and drafts payable......................          $   52,553             $  61,812
Cash distributions payable.......................               6,682                 3,712
Short-term borrowing.............................              25,000                25,000
Accrued interest.................................               7,933                 3,185
Other accrued liabilities........................              21,002                16,516
                                                              -------             ---------
      Total current liabilities..................             113,170               110,225
                                                              -------             ---------
Long-term debt ..................................             200,000               200,000
 Other liabilities...............................               5,617                 5,609

Minority interest in consolidated subsidiary.....               1,455                 1,571
                                                              -------             ---------

                  Total liabilities                           320,242               317,405
                                                              -------             ---------
Partners' capital
  Limited Partners...............................             196,471               207,680
  General Partner................................                 499                   620
                                                              -------             ---------
      Total Partners' capital....................             196,970               208,300
                                                              -------             ---------
          Total liabilities and Partners' capital          $  517,212             $ 525,705
                                                            =========             =========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

       CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                               LIMITED         GENERAL
                                               Partners       Partner         Total
                                             -------------  -------------  -----------
Balance at December 31, 1995..........       $215,762           $ 702         $216,464
Net income............................            781               8              789
Cash distributions declared...........         (9,187)            (93)         ( 9,280)
                                             --------           -----         --------
Balances at September 30, 1996........       $207,356           $ 617         $207,973
                                             ========           =====         ========

Balance at December 31, 1996..........       $207,680           $ 620         $208,300
Net income............................         15,619             158           15,777
Cash distributions declared...........       (26,828)           (279)         (27,107)
Balances at September 30, 1997........       --------           -----         --------
                                             $196,471           $ 499         $196,970
                                             ========           =====         ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                  (IN THOUSANDS EXCEPT UNIT AND PER UNIT DATA)




1. INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated condensed financial statements of Borden Chemicals and Plastics Limited Partnership (the "Partnership") contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of BCP Management, Inc. (the "General Partner") are necessary for a fair statement of the results for the interim periods. Results for the interim periods are not necessarily indicative of results for the full year.

Per Unit data in the accompanying financial statements is derived by subtracting the General Partner 1% interest from the income captions and dividing the results by the Average Units Outstanding.

On August 12, 1997, legislation was enacted which extends indefinitely the Partnership's treatment as a partnership for federal income tax purposes provided the Partnership elects to be subject to a 3.5% tax on gross income, as defined (such treatment had been scheduled to expire December 31, 1997). The Partnership expects to make such an election. As a result, the Partnership would recognize a deferred tax asset or liability for the tax effect of differences between the book and tax bases of partnership assets and liabilities as they enter into the calculation of gross income. The Partnership is currently evaluating these differences and other amounts which would enter into this calculation but does not expect the tax effect of these differences to be material to the Partnership's financial position.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 establishes new standards for computing and presenting earnings per share. The Partnership is required to adopt the provisions of SFAS No. 128 for its consolidated financial statements for the year ended December 31, 1997, and subsequent interim periods. Upon adoption, the standard also requires the restatement of all prior period earnings per Unit information presented. The adoption of SFAS No. 128 is not expected to have a material effect on the Partnership's earnings per Unit computations or disclosures.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting of comprehensive income and its components. The Partnership is required to adopt the provisions of SFAS No. 130 for its consolidated financial statements for the three months ending March 31, 1998. SFAS No. 131 requires certain disclosures about segment information in interim and annual financial statements and related information about products and services, geographic areas and major customers. The Partnership must adopt the provisions of SFAS No. 131 for its consolidated financial statements for the year ending December 31, 1998. The adoptions of SFAS No. 130 and SFAS No. 131 are not expected to have a material effect on the measurement of the Partnership's financial position, results of operations or cash flows; the Partnership is reviewing possible changes in disclosures that may be required.

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

Under the EIA, Borden, Inc. ("Borden") has agreed, subject to certain specified limitations, to indemnify the Partnership in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Partnership. The Partnership is responsible for environmental liabilities arising from facts or circumstances that existed and requirements that become effective on or after such date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after such date, Borden and the Partnership will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the assets in question (to the extent relevant). No claims can be made under the EIA after November 30, 2002, and no claim can, with certain exceptions, be made with respect to the first $500 of liabilities which Borden would otherwise be responsible for thereunder in any year, but such excluded amounts shall not exceed $3,500 in the aggregate. Excluded amounts under the EIA have accumulated to the $3,500 limit through September 30, 1997.

The Partnership has provided a $4,000 reserve in connection with potential environmental matters. Because of various factors (including the nature of any settlement with appropriate regulatory authorities or the outcome of any proceeding, actual environmental conditions, the scope of the application of the EIA and the timing of actions, if any, required to be taken by the Partnership), the Partnership cannot reasonably estimate the full range of costs it might incur with respect to the environmental matters discussed herein. The costs incurred in any quarter or year could be material to the Partnership's results of operations for such quarter or year, although, on the basis of the relevant facts and circumstances, management believes this to be unlikely. However, management believes that such costs should not have a material adverse effect on the Partnership's financial position.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS
QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

Revenues

Total revenues during the third quarter of 1997 decreased $1.9 million or 1% to $180.9 million from $182.8 million in the third quarter of 1996. This decrease was the result of a $3.3 million decrease in PVC Polymers Products revenues and a $4.7 million decrease in Nitrogen Products revenues, partially offset by a $6.0 million increase in Methanol and Derivatives revenues.

Total revenues for PVC Polymers Products decreased $3.3 million as a result of a 2% decrease in sales volume and a 1% decrease in selling prices. The PVC market has softened over recent quarters due to excess supply and upcoming capacity expansions.

Total revenues for Methanol and Derivatives increased $6.0 million as a result of a 19% increase in selling prices, partially offset by a 3% decrease in sales volumes. The improved methanol selling prices continue to reflect the effect of supply disruptions at other producers.

Total revenues for Nitrogen Products decreased $4.7 million as a result of a 13% decrease in selling prices, and a 9% decrease in sales volumes, due primarily to continuing declines in urea prices and volumes resulting from depressed pricing to the fertilizer industry and aggressive pricing from international suppliers seeking new markets.

Cost of Goods Sold

Total cost of goods sold decreased 2% to $168.5 million in the current period from $165.2 million in the year-ago period. The increase was primarily due to increased maintenance costs for plant downtime, partially offset by the decline in sales volumes discussed above. Natural gas and ethylene costs decreased, but were offset by chlorine and VCM cost increases. Expressed as a percentage of total revenues, cost of goods sold increased to 93% of total revenues in 1997 from 90% in 1996, resulting in reduced gross margins and net income for the Partnership.

Gross margins for PVC Polymers Products decreased 195% as a result of the decreased selling prices and increased maintenance costs discussed above.

Gross margins for Methanol and Derivatives increased 74% as a result of the increased selling prices discussed above.

Gross margins for Nitrogen Products decreased 84% as a result of the decreased selling prices and volumes discussed above.

Other Expense

Other expenses increased to $2.2 million in 1997 from $0.5 million in 1996, primarily due to the write-off of costs associated with the Partnership's plan to convert to corporate form which was terminated in the third quarter of 1997 due to a favorable change in federal tax law regarding master limited partnerships.

Net Income

The partnership incurred a net loss of $1.1 million for the third quarter of 1997 compared to net income of $5.4 million for the third quarter of 1996. As discussed above, the primary reasons for the decline in earnings were the increased maintenance costs from plant downtime and the write-off of costs associated with the termination of the planned conversion to a corporation.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenues

Total revenues for the first nine months of 1997 decreased $32.7 million or 6% to $565.3 million from $532.6 million for the comparable period a year ago. Total revenues for PVC Polymers Products increased $22.0 million as a result of a 7% increase in selling prices on comparable volumes. Total revenues for Methanol and Derivatives increased $25.1 million as a result of a 29% increase in selling prices of methanol on comparable volumes. Total revenues for Nitrogen Products decreased $14.4 million as a result of a 17% decrease in selling prices and 20% decrease in sales volume for urea.

Cost of Goods Sold

Total cost of goods sold increased 3% to $512.1 million for the first nine months of 1997 from $495.3 million in the year-ago period. The increase was primarily the result of increased raw material costs due to chlorine and VCM price increases, partially offset by decreased natural gas and ethylene costs. Expressed as a percentage of total revenues, cost of goods sold decreased to 91% of total revenues for the first nine months of 1997 from 93% in the first nine months of 1996, resulting in improved gross margins and net income for the Partnership.

Gross margins for PVC Products decreased 19% as a result of increased raw material costs, which were partially offset by improved selling prices.

Gross margins for Methanol and Derivatives increased 255% as a result of the increased selling prices combined with the lower natural gas costs discussed above.

Gross margins for Nitrogen Products decreased 69% as a result of decreased selling prices and volumes.

Interest Expense

The decrease in interest expense during the first nine months of 1997 compared to the year-ago period was due to the reduction of short-term bank borrowings.

Incentive Distribution to General Partner

An incentive distribution to the General Partner of $0.8 million was generated during the second quarter of 1997 as a result of cash distributions to Unitholders exceeding the Target Distribution.

There was no incentive distribution to the General Partner generated during the first three quarters of 1996.

Other Expense

The increase in other expenses during the first nine months of 1997 compared to 1996 was due primarily to the write-off of costs associated with the Partnership's plan to convert to corporate form which was terminated in the third quarter of 1997 due to a favorable change in federal tax law regarding master limited partnerships.

Net Income

Net income for the first nine months of 1997 was $15.8 million compared to $0.8 million in 1996. As discussed above, the primary reason for the improvement in operating performance was significantly higher margins for PVC resins and methanol.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations. Cash flows from operations increased $16.8 million for the first nine months of 1997 from the comparable period a year ago. The increase was primarily attributable to the increase in net income during this period compared to 1996.

Cash Flows from Investing Activities. Capital expenditures for the first nine months of 1997 were $8.9 million compared to $11.1 million during the comparable period a year ago.

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

Cash distributions of $24.1 million were made during the first nine months of 1997 compared to $24.9 million in the year-ago period. These amounts reflect the payment of cash distributions declared for the immediately proceeding quarters. Cash distributions with respect to interim periods are not necessarily indicative of cash distributions with respect to a full year. Moreover, due to the cyclical nature of the Partnership's business, past cash distributions are not necessarily indicative of future cash distributions.

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

Liquidity

The Partnership expects to satisfy its cash requirements through internally generated cash and borrowings. During 1995, the Partnership entered into a Revolving Credit Facility which provided a $100.0 million line of credit for capital expenditures, working capital and general partnership purposes. The amount available under the facility reduced to $75.0 million on January 1, 1996 and to $50.0 million on January 1, 1997, and terminates December 31, 1997. The facility may be extended for one year with the consent of the lenders. Borrowing under this facility was $25 million at September 30, 1997.

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


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

On August 18, 1997, the Partnership filed a Form 8-K under Item 5 to disclose the termination of its Agreement and Plan of Conversion to corporate status and certain amendments to the Partnership's newly adopted Rights Agreement.

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

                                    BORDEN CHEMICALS AND PLASTICS
                                    LIMITED PARTNERSHIP
                                    By BCP Management, Inc.,
                                    General Partner



                               By        /s/      Christopher L. Nagel
                                  ---------------------------------------------
                                                  Christopher L. Nagel

                               Vice President, Chief Financial Officer and
                               Treasurer Principal Accounting Officer



October 31, 1997

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



                                    BORDEN CHEMICALS AND PLASTICS
                                    LIMITED PARTNERSHIP
                                    By BCP Management, Inc.,
                                    General Partner



                               By   /s/         Christopher L. Nagel
                                  ---------------------------------------
                                                Christopher L. Nagel

                               Vice President, Chief Financial Officer and
                               Treasurer Principal Accounting Officer




October 31, 1997