Form 10-K
period 1997-12-31
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 1998-03-30
CIK 821202

    ----------------------------------------------------------------------
    ----------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.  20549


                                   FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:   DECEMBER 31, 1997   Commission file number: 1-9699
                             -----------------                           ------


                         BORDEN CHEMICALS AND PLASTICS

                              LIMITED PARTNERSHIP


           Delaware                                       31-1269627
--------------------------------             -----------------------------------
  (State of organization)                    (I.R.S. Employer Identification No.

  Highway 73, Geismar, Louisiana 70734                  (614) 225-4482
----------------------------------------     -----------------------------------
(Address of principal executive offices)         (Registrant's telephone number)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

 Title of each class                  Name of each exchange on which registered
 -------------------                  -----------------------------------------

Depositary Units Representing Common Units       New York Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     NONE

                      __________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X     No
                                                  -----      -----.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein. [ ]

                      __________________________________

     Aggregate market value in thousands of the Common Units held by non-affiliates of the Registrant based upon the average sale price of such Units on February 27, 1998 was approximately $289 million.

Number of Common Units outstanding as of the close of business on February 27, 1998: 36,750,000.


    ----------------------------------------------------------------------
    ----------------------------------------------------------------------

The Exhibit Index is located herein at sequential page 41.

                                PART I

ITEM I. BUSINESS
----------------

GENERAL

  Borden Chemicals and Plastics Limited Partnership (the "Company" or "Partnership") is a limited partnership formed in 1987 to acquire, own and operate polyvinyl chloride resins ("PVC"), methanol and other chemical plants located in Geismar, Louisiana, and Illiopolis, Illinois, that were previously owned and operated by Borden, Inc. ("Borden"). The three principal product groups manufactured at these facilities are (i) PVC Polymers Products, which consist of PVC resins and feedstocks (such as vinyl chloride monomer ("VCM") and acetylene), (ii) Methanol and Derivatives, which consist of methanol and formaldehyde, and (iii) Nitrogen Products, which consist of ammonia and urea. During 1997, PVC Polymers Products, Methanol and Derivatives and Nitrogen Products accounted for 66%, 24% and 10%, respectively, of the Company's revenues.

  On May 2, 1995, the Company, through its subsidiary operating partnership (the "Operating Partnership"), completed the purchase of Occidental Chemical Corporation's ("OxyChem") Addis, Louisiana PVC manufacturing facility and related assets ("Addis Facility"). After incremental capacity expansions, the Addis Facility has an annual capacity of 600 million pounds per year, which increased the Company's stated annual capacity for PVC resin production by approximately 62%. The cash purchase price for the Addis Facility was $100.4 million (see "Acquisition").

  The Company seeks to increase its productive capacity through selective expansions of its existing facilities and "debottlenecking" of production facilities at its plants. From 1988 to 1997, the Company increased overall capacity of its facilities by 28.3% through various expansions and "debottlenecking" projects.

  The Company's production complex at Geismar, Louisiana, its plant at Illiopolis, Illinois, and the Addis Facility produce products for the following applications:

--------------------------------------------------------------------------------
              PRODUCTS          LOCATION      PRINCIPAL APPLICATIONS
--------------------------------------------------------------------------------

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

  The integrated design of the Company's plants provides it with a high degree of flexibility to shift production volumes according to market conditions efficiently utilize by-product streams. The Company's products are produced through the highly integrated lines described below.

PVC POLYMERS PRODUCTS

  PVC Resins - PVC is the second largest volume plastic material produced in the world. The Company produces general purpose and specialty purpose PVC resins at three plants - one located at the Geismar complex, one at Illiopolis and another at Addis - with stated annual capacities of 575 million, 400 million and 600 million pounds of PVC resins, respectively. The PVC resin plants operated at approximately 90% and 95% of combined capacity in 1997 and 1996, respectively. Although there have been year-to-year fluctuations in product mix, the Company has over time concentrated on the higher margin grades of PVC resin and reduced its dependence on commodity pipe grade PVC resins, which have historically experienced lower margins. Based on data from the Society of the Plastics Industry, the Company believes its production currently accounts for approximately 10% of total industry domestic capacity of PVC resins.

  The PVC resin industry experienced strong demand through the first half of 1995. As a result, published prices for PVC resins increased to an average of $0.40 per pound during the third quarter of 1995. Buildup of PVC inventories worldwide by converters resulted in reduced PVC purchases during the second half of 1995. Prices for PVC improved somewhat during the first half of 1996, but then declined due to the competitive market conditions experienced in the second half of 1996. Published prices for PVC during the fourth quarter of 1996 declined to an average of approximately $0.32 per pound. PVC prices repeated this pattern again in 1997, with prices increasing through the second quarter of 1997 but declining in the second half of the year to prices similar to the fourth quarter of 1996.

  During 1997 and 1996, approximately 3% and 7%, respectively, of the Company's total production of PVC resins was sold to Borden for use in its downstream vinyl conversion operations. The balance was purchased by many customers, none of which accounted for more than 11% of total PVC sales dollars during either year. Unless there is a shortage of PVC resin capacity in the industry, demand for PVC resins generally tends to be seasonal with higher demand during spring months and lower demand during winter months.

  Production Process. PVC resins are produced by the polymerization of VCM, a raw material produced by the Company. The production by the Company of certain specialty grades of PVC resins also involves the use of certain quantities (approximately 11.2 million pounds in 1997) of vinyl acetate monomer, a raw material not produced by the Company. The Company purchases quantities of vinyl acetate monomer from Borden (which in turn purchases such raw material in bulk from third parties) or from unrelated third parties. Purchases from Borden have been and will be at prices that do not exceed the market price of vinyl acetate monomer.

  All the VCM used by the Company's Geismar PVC resin plant and most of the VCM used by the Company's Illiopolis PVC resin plant is obtained from the Company's two Geismar VCM plants discussed below. Substantially all of the production of these VCM plants is consumed by the Company's PVC resins plants at Geismar and Illiopolis. The Geismar PVC resin plants obtain VCM from the Company's adjacent VCM plants in the Geismar complex and the Illiopolis PVC resin plant obtains VCM from the Company's Geismar plant via rail. The VCM requirement at the Addis Facility is currently supplied by OxyChem which has arranged for physical delivery to the Addis Facility by pipeline via exchange, but which may also be supplied by rail car from OxyChem's plant in Deer Park, Texas or from OxyChem's joint venture facility ("OxyMar") in Corpus Christi, Texas.

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

  Ethylene-Based VCM. Ethylene-based VCM ("VCM-E") is produced by the Company at a 650 million pound stated annual capacity plant at the Geismar complex. The plant operated at approximately 94% and 98% of capacity during 1997 and 1996, respectively. Substantially all of the production of the VCM-E plant is consumed by the Company's PVC resin plants at the Geismar complex and Illiopolis.

  Ethylene and chlorine constitute the principal feedstocks used in the production of VCM-E. Both feedstocks are purchased by the Geismar plant from outside sources.

  Acetylene-Based VCM. Acetylene-based VCM ("VCM-A") is produced at a 320 million pound stated annual capacity plant at the Geismar complex. During 1997 and 1996, the plant operated at approximately 76% and 79% of capacity respectively. All of the VCM-A produced at the Geismar complex is consumed by the PVC resin plants at Geismar and Illiopolis.

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

  Acetylene. Acetylene is primarily used as a feedstock for VCM-A and for other chemical intermediates. The Company has a 50% interest in a 200 million pound stated annual capacity acetylene plant at the Geismar complex, with the remaining 50% interest held by BASF Corporation ("BASF"). The Partnership has agreed to purchase BASF's interest in the acetylene plant. See Item 7, "Capital Expenditures". During 1997 and 1996, the plant operated at approximately 90% and 96%, respectively, of capacity, with all production being consumed by either the Company or BASF.

  During 1997, approximately 59% of the total production of the acetylene plant was used internally as a principal feedstock of the Geismar VCM-A plant. BASF accounted for approximately 41% of the plant's 1997 production, less than its full 50% share of production. Acetylene not required by BASF is available to the Company at cost.

  The principal feedstocks used in the production of acetylene are natural gas and oxygen. Oxygen is obtained from certain air separation units and related air compression systems, which are jointly owned by the Company, BASF and Air Liquide America Corporation pursuant to joint venture arrangements. For a description of the Company's arrangements for the purchase of natural gas, see "Raw Materials".
--------------

  As long as a subsidiary of Borden is the general partner of the Company, the acetylene plant will be operated and managed by employees of such general partner pursuant to an operating agreement with BASF. The agreement provides that, if a Borden subsidiary ceases to be the general partner, BASF will have the exclusive right to become the operator of the plant and the personnel necessary to operate the plant will be encouraged to accept employment with BASF. The Company's interest in the acetylene plant and the air separation systems is subject to certain rights of first refusal and limitations on transfer. In addition, the Company and the third parties who hold the other interests in such assets have mutual rights under certain circumstances, to require the other party to purchase its interests.

  The Company's principal competitors in the sale of PVC include Shintech, Formosa Plastics, OxyChem and Geon.

METHANOL AND DERIVATIVES

  Methanol - Methanol is used primarily as a feedstock in the production of other chemicals. Such chemicals include formaldehyde, which is used in the manufacture of wood building products and adhesives, and MTBE, which is used as a gasoline additive. During the fourth quarter of 1995, the Company completed an expansion of its existing methanol plant. This expansion increased the Company's stated annual capacity by 30 million gallons to 330 million gallons per year. During 1997 and 1996, the plant operated at approximately 96% and 92%, respectively, of capacity.

  Strong demand for methanol in early 1995 resulted from limited growth in the supply of methanol and industry consolidation during the past several years as well as strong demand for MTBE and formaldehyde. Methanol sales prices declined during the first half of 1996 but began improving in the latter part of the year. Industry announcements indicated sales at contract prices of approximately $0.50 per gallon toward the end of 1996. Supply disruptions in the industry served to improve methanol pricing during 1997, with contract prices ending the year at $0.58 per gallon. As supply is normalized and additional production capacity is brought on-line in 1998, selling prices will face significant downward pressure during the year.

  The Company believes its stated annual capacity represents approximately 14% of total domestic capacity. The Company's main competitors in the sale of methanol include Methanex, Terra Industries, Hoechst Celanese and Lyondell.

  In 1997, approximately 39% of methanol volume was sold to third parties (other than Borden). Borden accounted for approximately 37% of such production for its downstream formaldehyde production. Approximately 17% of production was used internally in the production of formaldehyde and the remaining approximately 7% was used primarily to satisfy tolling and exchange arrangements. No customer (other than Borden) accounted for more than 16% of total methanol sales dollars in 1997.

  The primary raw material feedstock used in the production of methanol is natural gas. The efficiency of the Geismar methanol plant has been enhanced by using the by-product of the Geismar acetylene plant, acetylene off-gas, as a partial substitute feedstock for purchased natural gas. Natural gas represented approximately 72% of the Company's total cost of producing methanol during 1997.

  Formaldehyde. Formaldehyde is a chemical intermediate used primarily in the production of plywood and other pressed wood products. The Company produces 50%-concentration formaldehyde (which is 50% formaldehyde and 50% water) at three units at the Geismar complex. The formaldehyde plants have annual capacities of 280, 190 and 180 million pounds per year, respectively, for the 50%-concentration formaldehyde. During 1997 and 1996, the three plants operated at approximately 91% and 100%, respectively, of combined capacity. The smaller plant also is capable of producing urea-formaldehyde concentrate for the fertilizer industry. If operated for production of urea-formaldehyde, the smaller plant's stated annual capacity would be 125 million pounds.

  Formaldehyde demand generally is influenced by the construction industry and housing starts. Total United States production capacity of 50%-concentration formaldehyde is approximately 7.8 billion pounds, with the formaldehyde units at the Geismar complex representing 650 million pounds, approximately 9%, of such total. Major competitors of the Company include Georgia Pacific and Neste.

  During 1997, approximately 37% of formaldehyde production was sold to Borden and approximately 4% was utilized by the Company in the production of urea-formaldehyde concentrate for the fertilizer industry. The remaining 59% was purchased by an unaffiliated third party pursuant to a ten-year supply contract signed in 1989. The contract requires the Company to supply in the future up to 78% of its annual capacity to the third party to the extent necessary to satisfy that party's formaldehyde requirements.

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

NITROGEN PRODUCTS

  Ammonia. Ammonia is a commodity chemical used primarily for fertilizer applications and as an intermediate for other agricultural chemicals such as pesticides and herbicides. Approximately 85% of domestic ammonia production is consumed directly or indirectly in fertilizer applications. The Company produces ammonia at a 400,000 ton stated annual capacity plant located at the Geismar complex. During 1997 and 1996, the Company operated at approximately 95% and 106%, respectively, of capacity.

  During 1995 and 1996, the worldwide supply of ammonia experienced a series of disruptions and reductions due to plant shutdowns, operating problems and interruptions in the supply of natural gas, the primary feedstock in the production of ammonia. At the same time, demand for ammonia, particularly in Asia (China, India and Pakistan), increased for both industrial and fertilizer applications. These factors combined to cause occasional shortages of ammonia in the United States, which is a net importer of nitrogen products, and to increase selling prices for ammonia. However, an increase in the worldwide production capacity of ammonia, along with more aggressive pricing by producers in the former Soviet Union, have put downward pressure on ammonia prices during 1997. Contract prices for ammonia decreased from $225 per ton in December 1996 to $140 per ton in December 1997.

  Demand for ammonia is seasonal, with prices tending to be higher in the spring and fall months than during the remainder of the year. In addition, fertilizer demand is sharply affected by swings in crop acreage.

  During 1997, approximately 65% of ammonia production was sold to third parties (other than Borden), approximately 31% of production was used by the Company's adjacent urea plant, and approximately 2% of production was sold to Borden.

  The Company's stated annual capacity represents just under 2% of total North American capacity. The Company's major competitors include PCS, Farmland and Terra Industries.

  Urea. Urea is a commodity chemical which is used primarily in fertilizer applications. Approximately 80% of domestic production of urea is consumed in fertilizer applications. Urea's high nitrogen content (46%) makes it an effective and popular dry nitrogen fertilizer. In addition, urea is used in the production of urea-formaldehyde resins used in the wood building products industry.

  The Company produces granular urea at a 270,000 ton stated annual capacity plant at the Geismar complex. During 1997 and 1996, the plant operated at approximately 75% and 110% respectively, of capacity.

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

  Urea prices remained relatively stable in 1996 due to many of the same factors which influenced the price of ammonia. However, increases in production capacity and a decrease in imports of urea into China have caused selling prices to significantly decline during 1997. Contract prices for urea decreased from $185 per ton in December 1996 to $105 per ton in December 1997.

  During 1997, approximately 42% of the Company's urea sales were to third parties and approximately 58% were to Borden. A small portion of the Company's urea production was used internally by the Company in the production of urea-formaldehyde concentrate.

  The Company's stated annual capacity represents approximately 3% of total North American capacity. The Company's major competitors include PCS, Unocal and CF Industries.

  The principal feedstocks used in the production of urea are ammonia and carbon dioxide, which the Company obtains from its adjacent ammonia plant.

RAW MATERIALS

  The principal purchased raw material used in the Company's operations is natural gas. In 1997, the Company purchased over 63.5 million MMBTUs of natural gas for feedstock and as an energy source. Currently, the Company is one of the largest industrial purchasers of natural gas in the state of Louisiana. Natural gas is supplied by pipeline to the Geismar complex by six major natural gas suppliers. In 1997, natural gas represented 83%, 75% and 72% of total production costs for acetylene, ammonia and methanol, respectively, and 24% of the Company's total production costs. The Company purchases the majority of its natural gas under fixed-term, market sensitive supply contracts. The cost of purchasing natural gas is, in general, greater in winter months, reflecting increased demand for natural gas by consumers and industry during such months. During 1996, the Company experienced unprecendented natural gas costs as the cash price and NYMEX prices, which normally determine the Company's natural gas purchase prices, reached record highs. Market conditions were similar in 1997, and, as a result, the average natural gas cost for the year was only slightly less than the 1996 average. Although the Company has diversified its suppliers and does not currently anticipate any difficulty in obtaining adequate natural gas supplies, there can be no assurance that the Company will in the future be able to purchase adequate supplies of natural gas at acceptable price levels.

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

MARKETING

  The Company's PVC resin sales are conducted through a professional staff of seven trained personnel geographically located in seven territories. In addition to the regional sales managers, there are three product managers performing marketing functions. All are employees of Borden.

  The Company's other products are similarly marketed through a professional field sales organization of two Borden employees and two additional marketing managers under the management of the director of non-PVC resins sales and marketing located at Geismar. The professionals involved in this sales function are geographically positioned in three locations covering the United States.

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

  The co-generation units are designed to provide a significant portion of the electricity and steam, and a portion of the reformer combustion air requirements of the Geismar complex at full production levels. These units have electrical outputs of 20, 35 and 35 megawatts, respectively. The electricity is supplied by the units through a substation owned by Monochem, Inc. ("Monochem"), a corporation of which the Partnership owns 50% of the capital stock. The Company's interest in Monochem is subject to certain rights of first refusal and limitations on transfer.

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

  In late 1996 the Illiopolis plant discovered through emission stack testing that the actual emissions from a specific dryer were higher than calculated using emission factors and engineering estimates. These new emission numbers were reported to the Illinois Environmental Protection Agency, and the plant currently anticipates that an air pollution control device known as a baghouse will be installed on the unit in 1998 at a cost of approximately $1.3 million.

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

  In March 1998, the United States Department of Justice ("DOJ") and the Partnership reached an agreement in principle to resolve an enforcement proceeding brought against the Company and BCPM, at the request of the Environmental Protection Agency ("EPA"), for alleged violation of the Clean Air Act, and other environmental statutes, at the Geismar facility. See "Legal Proceedings".

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

  In March 1998, the DOJ and the Partnership reached an agreement in principle to resolve an enforcement proceeding against the Company and BCPM for alleged violations of RCRA, and other environmental statutes, at the Geismar facility. As part of the settlement, the Partnership has agreed to apply for a RCRA permit for its valorization of chlorinated residuals ("VCR") unit. See "Legal Proceedings".

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

  In March 1998, the DOJ and the Partnership reached an agreement in principle to resolve an enforcement proceeding against the Company and BCPM for alleged violation of CERCLA's reporting requirements, and other environmental requirements, at the Geismar facility. See "Legal Proceedings".

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

  Water Quality. The Geismar, Illiopolis and Addis plants maintain wastewater discharge permits for their facilities pursuant to the Federal Water Pollution Control Act of 1972 and comparable state laws. Where required, the Company also applied for and received permits to discharge stormwater. The Company believes that the Geismar, Illiopolis and Addis plants generally are in material compliance with the Federal Water Pollution Act of 1972 and comparable state laws. In cases where there are excursions from the permit requirements, the Geismar and Illiopolis plants are taking action to achieve compliance, are working in cooperation with the appropriate agency to achieve compliance or are in good faith pursuing their procedural rights in the permitting process.

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

  Present and Future Environmental Capital Expenditures. Although it is the Company's policy to comply with all applicable environmental, health and safety laws and regulations, in many instances the implementing regulations have not been finalized. Even where regulations or standards have been adopted, they are subject to varying and conflicting interpretations and implementation. In many cases, compliance with environmental regulations or standards can only be achieved by capital expenditures, some of which may be significant. Capital expenditures for environmental control facilities were approximately $7.4 million in 1997 and $5.9 million in 1996. Capital expenditures for environmental control facilities are expected to total approximately $15.0 million in 1998 (although such estimate could vary substantially depending on the outcome of the various proceedings and matters discussed herein, and no assurance can be given that greater expenditures on the part of the Company will not be required as to matters not covered by the environmental indemnity from Borden).

BORDEN ENVIRONMENTAL INDEMNITY

  Under the Environmental Indemnity Agreement, subject to certain conditions, Borden has agreed to indemnify the Company and the Holding Company in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale by Borden of the Geismar and Illiopolis plants to the Company (the "Transfer Date"). The Company is responsible for environmental liabilities arising from facts or circumstances that existed and requirements in effect on or after the Transfer Date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after the Transfer Date, Borden and the Company will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the asset in question (to the extent relevant). No claims can be made under the Environmental Indemnity Agreement after November 30, 2002, and no claim can, with certain exceptions be made with respect to the first $0.5 million of liabilities which Borden would otherwise be responsible for thereunder in any year, but such excluded amounts shall not exceed $3.5 million in the aggregate. Excluded amounts under the Environmental Indemnity Agreement met the aggregate amount of $3.5 million as of December 31, 1996.

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

  The United States Food and Drug Administration ("FDA") is proposing new regulations providing for the safe use of vinyl chloride polymers in food-contact articles. According to the FDA, such regulations are required because vinyl chloride monomer, a component of vinyl chloride polymer, has been shown to be a carcinogen. However, the FDA concludes in its proposal that there is a reasonable certainty of no harm from the exposure to the small amounts of vinyl chloride monomer that may result from the use of vinyl chloride polymers in food packaging which complies with the FDA's proposed regulations. Thus, the FDA proposal would continue to allow substantially all presently allowable uses, including all products currently made using products produced by the Company. While the FDA has tentatively concluded that such action will not have a significant effect on the human environment, it is considering whether to develop a full environmental impact statement to consider the potential effect on the environment of the disposal of these food-contact articles. The EPA has authority with respect to the safe use of vinyl chloride polymer pipe in municipal water systems and has not imposed any restrictions on its use. It is possible, however, that the FDA, the EPA, or other federal and state agencies may seek to impose additional restrictions on the use or disposal of vinyl chloride polymer. Moreover, while Borden has agreed to indemnify the Company in respect of liabilities arising from products (including but not limited to vinyl chloride polymer) shipped prior to November 1987, the Company will be responsible for any subsequent product liabilities.

EMPLOYEES

  The Partnership does not directly employ any of the persons responsible for managing and operating the Partnership, but instead reimburses BCPM for their services. On December 31, 1997 BCPM employed approximately 800 individuals.

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

  Distributions by the Partnership of Available Cash are generally made 98% to the Unitholders and 2% to the General Partner, subject to the payment of an incentive distribution to the General Partner to the extent that a target level of cash distributions to the Unitholders is achieved for any quarter. The Amended and Restated Agreement of Limited Partnership of the Partnership dated as of December 15, 1988, as amended (the "Partnership Agreement") provides that, after an amount equal to $0.3647 per Unit (the "Target Distribution") has been distributed for any quarter to Unitholders, the General Partner will receive 20% of any then remaining Available Cash for such quarter as an incentive distribution (in addition to its 2% regular distribution).

  In August 1997, legislation was enacted which extends indefinitely the Company's treatment as a partnership for federal income tax purposes provided that the Company elects to be subject to a 3.5% tax on taxable gross income beginning on January 1, 1998 (the treatment as a partnership had been scheduled to expire on December 31, 1997). The Company has made such an election. The requirement to pay this tax will reduce the amount of cash available at the end of each quarter for distribution to unitholders.

FORWARD-LOOKING STATEMENTS

Certain statements in the Form 10-K, including, in particular, certain statements under "Item 1. Business", "Item 3. Legal proceeedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation", are forward-looking. These can be identified by the use of forward-looking words or phrases such as "believe", "expect", "anticipate", "should", "plan", "estimate" and "potential" among others. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. While these forward-looking statements are based on the Partnership's reasonable current expectations, a variety of risks, uncertainties and other factors, including many which are outside the control of the Partnership, could cause the Partnership's actual results to differ materially from the ancticipated results of expectations expressed in such forward-looking statements. The risks, uncertainties and other factors that may affect the operations, performance, development and results of the Partnership include changes in the demand for and pricing of its commodity products, changes in industry production capacities, changes in the supply of and costs of its significant raw materials, and changes in applicable environmental, health and safety laws and regulations.

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

                                         1988                    1997
                                ANNUAL STATED CAPACITY  ANNUAL STATED CAPACITY    8 YEAR CAPACITY
PLANTS                            (STATED IN MILLIONS)   (STATED IN MILLIONS)   PERCENTAGE INCREASE
------                           ---------------------  ----------------------  -------------------
Geismar, LA:
  PVC Polymers Products
    PVC Resins..................       400 lbs.                  575 lbs.                43.8%
    Acetylene-based VCM.........       320 lbs.                  320 lbs.                  --
    Ethylene-based VCM..........       550 lbs.                  650 lbs.                18.2%
    Acetylene (1)...............       190 lbs.                  200 lbs.                 5.3%
  Methanol and Derivatives
    Methanol....................       230 gals.                 330 gals.               43.5%
    Formaldehyde I..............       210 lbs.                  280 lbs.                33.3%
    Formaldehyde II(2)..........       160 lbs.                  180 lbs.                12.5%
    Formaldehyde III............         --                      190 lbs.                N/M
  Nitrogen Products
    Ammonia.....................       .40 tons                  .40 tons                  --
    Urea........................       .22 tons                  .27 tons                22.7%
Illiopolis, IL:
  PVC Resins....................       350 lbs.                  400 lbs.                14.3%
Addis, LA:
  PVC Resins....................       450 lbs.                  600 lbs.                33.3%
Total equivalent lbs.(3)........     5,395                     6,923                     28.3%

(1)  50% owned by the Company
(2) Also capable of producing urea-formaldehyde concentrate at an annual stated capacity of 125 million pounds.
(3)  Equivalent pounds is based on 6.63 pounds per gallon of methanol.

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

FEDERAL ENVIRONMENTAL ENFORCEMENT PROCEEDING
--------------------------------------------

  On March 11, 1998, the Partnership and the DOJ reached an agreement (the "Consent-Decree") in principle to resolve the enforcement action brought by the DOJ against the Operating Partnership, the Partnership and the General Partner in October 1994, and the Declaratory Judgement Action brought by the Partnership against the United States. The complaint sought civil penalties for alleged violations of RCRA, CERCLA, and the Clean Air Act at the Geismar facility, as well as corrective action at that facility. More specifically, the federal government's primary allegations included claims that (i) the Company's export to South Africa of a partially depleted mercuric chloride catalyst for recycling violated RCRA (see "Export of Partially Depleted Mercuric Chloride Catalyst");
                    --------------------------------------------------------
(ii) the Company should have applied for a RCRA permit for operation of its VCR unit and related tanks before August 1991; and (iii) the Company should have applied for a RCRA permit for the north trench sump at the Geismar complex because such sump allegedly stored, or disposed of, hazardous waste. The government's allegations included other claims related to these and other alleged RCRA violations, as well as claims of alleged violations of immediate release reporting requirements under CERCLA and requirements governing particulate matter emissions under the Clean Air Act.

  The settlement provides for payment of a civil penalty of $3.6 million and funding of $0.4 million for community based environmental programs, but it does not include any admission of wrongdoing. The terms of the settlement also provide for a specific and detailed program of groundwater and other remediation at the Geismar facility that is consistent with various actions undertaken previously, currently being undertaken, and planned to be undertaken in the future, by the Partnership. Under certain circumstances, the EPA and the LDEQ may require investigation and remediation beyond the specific terms of the agreement. The Partnership, however, believes that the technical information and knowledge regarding the nature of contamination at the site, and the need for remediation, make it unlikely that investigation and remediation beyond that which the Partnership has already planned for and is contemplated by the Consent Decree will be required. The agreement also provides that the Partnership will undertake a Supplemental Environmental Project to decommission its underground injection wells and instead subject the waste to innovative source reduction. The estimated cost of the project to the Partnership is $3.0 million. The Partnership also agreed to apply for a RCRA permit for its VCR unit and related tanks.

  In 1985, the LDEQ and Borden entered into a settlement agreement ("Settlement Agreement") that called for the implementation of a long-term groundwater and soil remediation program at the Geismar complex to address contaminants, including ethylene dichloride ("EDC"). Borden and the Company implemented the Settlement Agreement, and worked in cooperation with the LDEQ to remediate the groundwater and soil contamination. The Settlement Agreement contemplated, among other things, that Borden would install a series of groundwater monitoring and recovery wells and recovery trench systems. Borden has paid substantially all the costs to date associated with the Settlement Agreement under the provisions of the Environmental Indemnity Agreement. The Consent Decree that will result from the agreement with the DOJ will establish new guidelines for remediation of groundwater and soil contamination that was identified by the Settlement Agreement; all future remediation of this groundwater and soil contamination will be performed under the terms of the Consent Decree. Remediation costs incurred under the Consent Decree, which are expected to be several million dollars, will continue to be paid by Borden.

  The terms of the Consent Decree also will settle all federal and state civil issues regarding the export of partially depleted mercuric chloride catalyst.

  In May 1995, certain adjoining landowners at the Geismar complex filed a motion to intervene in the Geismar Enforcement Proceedings claiming rights under CERCLA and RCRA to protect their property interests. The court granted a limited intervention on November 15, 1995 and the Company is vigorously defending against this intervention.

  In April 1996 and April 1997, adjoining landowners filed separate tort actions asserting personal injury and property value diminution as a result of releases of hazardous materials from the Geismar complex. The Company plans to vigorously defend against these actions.

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

  In February 1995, Thor and three of its management personnel were tried by South Africa for the common law crime of culpable homicide and a number of alleged violations of the Machinery and Occupational Safety Act of 1983 ("MOSA"), because of the deaths of two Thor employees. The prosecution alleged that the deaths were the result of mercury poisoning. In exchange for a plea by Thor that it had violated provisions of MOSA, the prosecution dropped the homicide charges against Thor and all the charges against Thor's management personnel. The court has sentenced Thor to a fine of R13,500, which is equivalent to approximately $2,700. The Partnership is aware that a case instituted in the United Kingdom by the relatives of two deceased Thor employees together with a number of Thor Chemical employees allegedly suffering from mercury poisoning, has been settled by the Thor Chemicals parent company. The settlement involved a payment of R9,4 million (approximately $1.9 million) by the Thor Chemicals parent company to the claimants. The Partnership is further aware that a second group of Thor Chemicals employees has recently instituted action against the Thor Chemicals parent company in the British High Court for damages allegedly arising out of mercury poisoning.

   A Commission of Inquiry, appointed by the President of South Africa, commenced hearings in February 1996, and published the following terms of reference: (1) to investigate the history and background of the acquisition of mercury catalyst stockpiled by Thor as well as additional mercury-containing sludge on the premises and to report on the further utilization or disposal thereof; (2) to recommend the best practical environmental option to address the problem of mercury-containing catalyst and/or waste currently on Thor's premises; (3) to report the results of the Commission's inquiry to the President of the Republic of South Africa as soon as conveniently possible; (4) to investigate deficiencies in the regulation and enforcement relating to the monitoring and control of mercury processing; and (5) to recommend steps which could contribute to the minimization of risk and to the protection of workers and the environment. The First Phase Report of the Commission of Inquiry was handed to the President of South Africa on March 12, 1997 and was released to the public in late April 1997. The brief of this First Phase of the Report was to investigate the history and background of the acquisition of spent mercury catalyst stockpiled by Thor Chemicals as well as additional mercury containing sludge on the premises and to report on the further utilization or disposal thereof; and to recommend on the best practical environmental option to deal with the problem of mercury dust containing catalyst and/or waste currently present on Thor's premises.

  The Report places the responsibility for the stockpile of spent mercury catalyst as well as any environmental damage arising out of the operations of the Thor Chemicals plant jointly in the hands of various South African government officials responsible for administration and protection of the environment and Thor Chemicals itself. The Report considers the return of the stockpiled catalyst to the senders of the catalyst but concludes that this would not be a satisfactory option for the disposal of the catalyst. The Commission found that the only viable option is to treat the mercury waste in an environmentally friendly manner by recycling it via incineration or roasting, at the Thor Chemicals plant, once various environmental requirements have been met by this plant. The commission finds that the cost of this incineration should be born by Thor Chemicals.

  In addition, the Minister of Water Affairs and Forestry has instructed his department's regional office to investigate alleged water pollution at and near the Thor facility. The Government of South Africa has not made any allegations or asserted any claims against the Company.

  The contract between the Company and Thor provides that title to, risk of loss, and all other incidents of ownership of the partially depleted catalyst would pass from the Company to Thor when the catalyst reached South Africa. The Company does not believe that it is liable for disposing of the approximately 2,900 drums of partially depleted catalyst remaining at the Thor facility. This is confirmed by the findings of the Commission of Inquiry thus far which place no liability on the Partnership. The recommendations of the Commission of Inquiry are, however, not binding on the South African Government. In the event that the Company should be required to dispose of the approximately 2,900 drums at the facility shipped by the Company, the Company estimates that such cost would not be in excess of $4 million.

  With regard to the environmental condition of the Thor facility, the Commission of Inquiry has not, thus far, placed any liability on the Partnership for any contamination or other conditions at that facility, nor has the Partnership been notified by the South African Government of any such liability. The findings of the Commission of Inquiry are of a non-binding nature and it is impossible to determine what, if any, allegations any party may make during the course of any further sittings of the Commission of Inquiry or generally in connection with the Thor facility in the future. It is unclear under current South African environmental law as to whether any such allegations, if made, would be sustained against the Company, and the Company would vigorously defend against any such allegations.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

  No matter was submitted during the fourth quarter of 1997 to a vote of security holders, through the solicitation of proxies or otherwise.


                              PART II
ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
------   -----------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

  The high and low sales prices for the Common Units on February 27, 1998 were $7 7/8 and 7 13/16 respectively. As of December 31, 1997, there were approximately 37,900 holders of record of Common Units.


  The following table sets forth the 1996 and 1995 quarterly Common Unit data:

                                                       1997 QUARTERS
                                            ----------------------------------
                                            First   Second    Third     Fourth
                                            -----   ------    -----     ------

 Cash distribution declared                 $ 0.10  $  0.45   $ 0.18    $ 0.10
 Market price range:

   High                                     12 1/4  11 5/8    11 15/16  9 15/16

   Low                                       8 1/4   9 3/4     9        7 9/16

                                                        1996 QUARTERS
                                               --------------------------------
                                               First   Second   Third   Fourth
                                               -----   ------   -----   ------
  Cash distributions declared                  $0.10   $0.00    $0.15   $0.10
  Market price range:

     High                                      16      15 7/8   10 5/8  10 3/8

     Low                                       12 5/8  10        8 9/16  8 1/8

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

  The following table sets forth selected historical financial information for the Company for each of the five years ended December 31, 1997.

                              1997      1996       1995    1994    1993
                              ----     ------     ------  -------  -----
                             (in thousands except per Unit data, which is
                                net of 1% General Partner interest)

Net revenues              $737,129  $709,203  $739,587  $657,752  $433,297
Income (loss) before
 extraordinary item          5,597     4,828   150,926   146,405    (1,435)
Net income (loss)            5,597     4,828   144,014   146,405    (1,435)
Income (loss) per unit
 before extra-
 ordinary item - basic        0.15      0.13      4.07      3.94      (.04)

Net income (loss)
per Unit - basic              0.15      0.13      3.88      3.94      (.04)

Cash distributions
 declared per Unit            0.83      0.35      4.66      3.52       .78
Total assets               500,186   525,705    568,507  542,904   444,304
Long-term debt             225,000   200,000    200,000  120,000   150,000


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
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

  The principal raw material feedstock is natural gas, the price of which has been volatile in recent years and at recent historical high levels during the past two years. The other principal feedstocks are ethylene and chlorine. Prices for these raw materials may change significantly from year to year.

  The Partnership experienced strong demand for its PVC Polymers Products in the first half of 1995, particularly for its rigid and general purpose resins. Increased activity in the construction industry resulted in increased demand for rigid grade resin for end use in pipe and siding production. The automotive industry requirements resulted in increased demand for general purpose resins. However, during this period PVC customers began to build up their PVC inventory in anticipation of rising PVC sales prices. This inventory buildup peaked during the second quarter of 1995, resulting in reduced PVC purchases during the second half of 1995. This led to a sharp decrease in PVC sales prices which continued through the end of 1995. Prices for PVC improved somewhat during the first half of 1996, but then declined due to competitive market conditions experienced in the second half of 1996. Published prices for PVC during the fourth quarter of 1996 declined to an average of approximately $0.32 per pound. PVC prices repeated this trend again in 1997, with prices increasing through the second quarter of 1997 but declining in the second half of the year to prices similar to the fourth quarter of 1996. General competitive conditions and reduced demand for PVC in the Far East will keep downward pressure on selling prices through 1998.

  In early 1995, due to strength in the construction industry, the Partnership experienced increased demand for methanol and formaldehyde in downstream applications, such as adhesives for plywood and other pressed wood products. Methanol demand has also been affected by the use of MTBE to comply with certain requirements of the Clean Air Act. The Partnership experienced continued strong demand for methanol products throughout 1996. Supply disruptions in the industry served to improve methanol pricing during 1997, with contract prices ending the year at $0.58 per gallon. As supply is normalized and additional production capacity is brought on-line in 1998, selling prices will face significant downward pressure during the year.

  Selling prices for ammonia and urea remained strong in 1995 and 1996 with prices consistent with 1994 levels. Demand for ammonia and urea in India and China, as well as worldwide supply disruptions, caused relatively tight markets during the period. However, in 1997 worldwide production capacity for ammonia and urea increased and China, a significant importer of urea, significantly reduced urea imports. These conditions, along with more aggressive pricing by producers in the former Soviet Union, have forced selling prices downward in 1997. These market conditions are expected to continue in 1998 which, along with scheduled capacity increases during the year, will put continued downward pressure on selling prices during the year.

RESULTS OF OPERATIONS

  The following table sets forth the dollar amount of revenues and the percentage of total revenues for each of the principal product groups of the Partnership (in thousands):


                              1997           1996            1995
                           ---------      -----------    ------------

PVC Polymers Products      $486,189  66%  $464,496   65%  $449,657   61%
Methanol and Derivatives    177,475  24%   145,982   21%   187,126   25%
Nitrogen Products            73,465  10%    98,725   14%   102,804   14%
                           -------- ----    ------  ----   -------   ---
Total Revenues             $737,129 100%  $709,203  100%  $739,587  100%
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

                                 Year Ended December 31,
                                    1997  1996   1995
                                    ----  ----   ----

 Average price received per
 unit sold
  PVC Polymers Products             117   111    133
  Methanol and Derivatives          126    99    134
  Nitrogen Products                 119   138    149

Raw material costs per unit purchased

  Natural Gas                       105   109     69
  Ethylene                          136   151    173
  Chlorine                          137    99     92

Production volumes (1)
(in millions of pounds)
  PVC Polymers Products           2,447 2,490  2,312

  Methanol and Derivatives        2,696 2,663  2,805

  Nitrogen Products               1,168 1,397  1,389

(1) Includes the production of intermediate products.


1997 COMPARED TO 1996

Total Revenues

  Total revenues for 1997 increased $27.9 million or 4% to $737.1 million from $709.2 million in 1996. This increase was the net result of a $21.7 million increase in revenues from PVC Polymers Products, a $31.5 million increase in Methanol and Derivatives revenues and a $25.3 million decrease in Nitrogen Products revenues.

  Total revenues for PVC Polymers Products increased 5% as a result of a 5% increase in selling prices. Sales volume was essentially unchanged from 1996 to 1997.

  Total revenues for Methanol and Derivatives increased 22% as a result of a 25% increase in selling prices, partially offset by a 2% decrease in sales volumes. The increase in selling prices was due to the circumstances described above.

  Total revenues for Nitrogen Products decreased 26% as a result of a 14% decrease in selling prices and a 13% decrease in sales volumes. The softening of the markets for ammonia and urea in 1997 was due to the worldwide changes in demand and pricing described above.

Cost of Goods Sold

  Total cost of goods sold increased 4% to $682.0 million in 1997 from $656.6 million in 1996. Expressed as a percentage of total revenues, cost of goods sold remained at 93% of total revenues from 1996 to 1997.

  Gross profit for PVC Polymers Products decreased 54% from 1996 to 1997. The increase in selling prices for PVC in 1997 described above were more than offset by increases in the cost of raw materials during the year, particularly vinyl chloride monomer and chlorine. The cost of these raw materials increased 9% and 36%, respectively, from 1996 to 1997. These cost increases were partially offset by a 16% decrease in the cost of ethylene year to year. Gross profit for Methanol and Derivatives increased 184% from 1996 to 1997 primarily due to the increase in selling prices described above. Gross margins for Nitrogen Products decreased 98% primarily due to the decrease in selling prices described above.

Interest Expense

  Interest expense during 1997 decreased $798 to $20.9 million from $21.7 million in 1996 due to a reduction in the average outstanding amounts borrowed under the Partnership's credit facility from 1996 to 1997.

Incentive Distribution to General Partner

  The General Partner incentive of $794 reflects the incentive distribution declared in the second quarter of 1997. No quarterly incentive distributions were declared during 1996.

Other Expense, Including Minority Interest

  Other expense increased $1.3 million from 1996 to 1997, primarily due to the write-off of costs associated with the Partnership's planned conversion to corporate form which was terminated in the third quarter of 1997 due to a change in federal tax law regarding master limited partnerships.

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

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows from Operations. Cash provided by operations increased to $46.9 million for 1997 from $38.5 million for 1996 primarily due to a slight increase in net income and a favorable change in working capital. Cash provided by operations for the year ended December 31, 1996 decreased to $38.5 million from $225.6 million for 1995. The decrease was due to a significant decrease in net income and an unfavorable change in working capital, primarily relating to changes in accounts receivable and accounts payable.

  Cash Flows from Investing Activities. Capital expenditures totaled $19.4 million and $14.6 million for 1997 and 1996, respectively. These expenditures were primarily for environmental projects and other non-discretionary capital expenditures consisting of a large number of relatively small projects.

  The Partnership paid $100.4 million for the acquisition of a PVC manufacturing facility in 1995. See Acquisition and Financing. Other capital expenditures during 1995 totaled $27.0 million, $13.6 million for the expansion of facilities and for other discretionary capital projects, and $13.4 million of which related to non-discretionary projects and environmental and safety related projects. Non-discretionary capital expenditures vary from year to year with normal equipment renovation requirements.

  Cash Flows from Financing Activities. The Partnership makes quarterly distributions to Unitholders and the General Partner of 100% of its Available Cash. Available Cash means generally, with respect to any quarter, the sum of all cash receipts of the Partnership plus net reductions to reserves established in prior quarters, less all of its cash distributions and net additions to reserves in such quarter. These reserves are retained to provide for the proper conduct of the Partnership's business, to stabilize distributions of cash to Unitholders and the General Partner and as necessary to comply with the terms of any agreement or obligation of the Partnership. Cash distributions of $30.8 million were made during 1997 compared to $30.5 million in 1996 and $213.1 million in 1995.

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

Liquidity

  The Partnership expects to satisfy its cash requirements, including the requirements of the Addis Facility, through internally generated cash and borrowings. In connection with the acquisition of the Addis Facility, the Partnership entered into a revolving credit facility which provided a line of credit for capital expenditures (including the acquisition), working capital and general partnership purposes. Borrowings under this facility were $25.0 million at December 31, 1996.

  In December 1997, the Partnership entered into a new $100 million revolving credit facility with generally more favorable terms than the previous facility. The Partnership borrowed $25.0 million under the new facility, the proceeds of which were used to repay the amount outstanding under the existing facility, which was then terminated. The new credit facility expires in December 2002.

  The new revolving credit agreement along with the senior unsecured notes contain a number of financial and other covenants that management believes are customary in lending transactions of these types, including restrictions on quarterly cash distributions if compliance with certain covenants is not maintained.

  As discussed in Item 1, "Cash Distributions", the Partnership has elected to be subject to a 3.5% tax on taxable gross income so as to extend indefinitely its treatment as a partnership for federal income tax purposes. The requirement to pay this tax will reduce the amount of cash available at the end of each quarter for distribution to unitholders.

Capital Expenditures

  The Partnership currently believes that the level of annual base capital expenditures over the next several years will be in the range of $25 to $35 million per year. Total capital expenditures for 1998 are anticipated to be $30 to $35 million. Future capital expenditures would vary substantially if the Partnership is required to undertake corrective action or incur other environment compliance costs in connection with the proceedings discussed under
Item 3 "Legal Proceedings."

  The Partnership has agreed to purchase its joint venture partner's ownership share of the acetylene plant and certain other facilities at the Geismar complex on December 31, 1999. The purchase price is $10,000 payable over three years plus the undepreciated value of the joint venture partner's share of capital spent on the facilities from November 1997 to December 31, 1999, which is estimated to be $7 to $9 million based on current plans.

  Similar to other business entities, the Partnership will be impacted by the inability of its computer application software programs to properly identify the year 2000 due to a commonly used programming convention of using only two digits to identify a year. Unless modified or replaced, these programs could fail or create erroneous results when referencing the year 2000. Management is assessing the extent and impact of this issue and is developing an action plan to mitigate the possibility of business interruption or other risks. These actions include the replacement of applications or programs that are unable to properly identify the year 2000. The anticipated costs associated with the implementation of new software applications, including the associated hardware, is approximately $16,200, of which $8,644 is committed at December 31, 1997. Management currently does not anticipate any significant business interruption or other adverse impacts related to the year 2000 issue.

Environmental Expenditures

  Annual environmental capital expenditures for 1995-1997 ranged from $1.4 to $7.4 million. The 1998 budget for environmental capital expenditures is approximately $15.0 million, and is included in the budget of $30 to $35 million discussed above.

  Annual non-capital environmental expenditures for 1995-1997 ranged from $17.9 to $21.6 million. The 1998 budget for non-capital environmental expenditures is approximately $20 million.

  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  -------   -------------------------------------------
                                                         Sequential
Index to Financial Statements                               Page
-----------------------------                            ----------

  Report of Independent Accountants                          51
  Consolidated Statements of Operations for the years
    ended December 31 1997, 1996 and 1995                    52
  Consolidated Statements of Cash Flows for the years
    ended December 31, 1997, 1996 and 1995                   53
  Consolidated Balance Sheets as of December 31, 1997
    and 1996                                                 54
  Consolidated Statements of Changes in Partners'
    Capital for the years ended December 31, 1997,
    1996 and 1995                                            55
  Notes to Consolidated Financial Statements                 56

Selected Quarterly Financial Data (Unaudited)
---------------------------------------------
    (in thousands except per Unit data, which is net of 1% General Partner interest)

                                   1997 QUARTERS
                     _________________________________________

                      First       Second    Third      Fourth
                     -------     --------  -------    --------

Revenues             $194,682    $189,776  $180,890   $171,781
Gross Profit            6,645      34,146    12,434      1,920
Net Income (loss)      (4,407)     21,246    (1,062)   (10,180)
Net Income (loss)
 per Unit - basic       (0.12)       0.57     (0.03)     (0.27)


                                    1996 QUARTERS
                      ________________________________________

                       First      Second    Third      Fourth
                      -------    --------  -------    --------

Revenues             $170,585    $179,227  $182,814   $176,577
Gross Profit            5,766      14,002    17,571     15,304
Net Income loss        (6,097)      1,505     5,381      4,039
Net Income (loss)
   per Unit - basic     (0.16)       0.04      0.14       0.11


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------   -----------------------------------------------------------
          and Financial Disclosure
          ------------------------

  No Form 8-K was issued by the Company for the two most recent years ended December 31, 1997 reporting a change in or disagreement with accountants.


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

  Management Organization - Joseph M. Saggese is Chairman, President and Chief Executive Officer of BCPM. He is also an Executive Vice President of Borden and President and Chief Executive Officer of Borden Chemicals, Inc. Wayne P. Leonard, as Executive Vice President and Chief Operating Officer of BCPM, reports directly to Mr. Saggese, and is responsible for the Partnership's marketing and manufacturing operations.

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

  Section 16 of the Securities Exchange Act of 1934 requires directors, certain officers and owners of more than ten percent of a registered class of Company's equity securities to report their holdings and transactions in BCP units. Previously, certain rights payable only in cash were excluded from these reporting requirements; however, that exclusion was rescinded as of August 15, 1996.

  Following a legal analysis of the BCP Management 1995 Long-Term Incentive Plan, it was determined that the phantom units and Unit Appreciation Rights involved in that Plan should be reported by directors and certain officers. Accordingly, filings for Messrs. Dieker, Draper, Jennings, Koch, Leonard, and Saggese were reported on Form 4 filed in July 1997, later than required under the SEC rules. Filings for Mr. John L. Russ III and Mr. James O. Stevning, formerly the Executive Vice President-Sales and Marketing and Vice President, Chief Financial Officer and Treasurer, respectively, of BCPM also were filed in July 1997, later than required under SEC rules. In addition, an Initial Statement of Beneficial ownership of securities on Form 3 for Mr. Nagel was filed late following his election as Chief Financial Officer.

                                                                    Served in
                                                          Age on    Present
                                Position and Office       Dec. 31,  Position
            Name                with General Partner      1997      Since
  -----------------        -----------------------------  -------  ---------

   Joseph M. Saggese       Director, Chairman, President
                           and Chief Executive Officer         66       1990
   George W. Koch          Director                            71       1987
   Edward H. Jennings      Director                            60       1989
   E. Linn Draper, Jr.     Director                            55       1996
   William H. Carter       Director                            44       1995
   Clifton S. Robbins      Director                            39       1996
   William F. Stoll,Jr.    Director                            49       1996
   Wayne P. Leonard        Executive Vice President,
                           Chief Operating Officer             56       1987
   Christopher L. Nagel    Vice President, Chief Financial
                           Officer and Treasurer               35       1997

   Marshall D. Owens, Jr.  Vice President - Manufacturing      54       1997
   Lawrence L. Dieker      Vice President, Secretary,
                           and General Counsel                 59       1987

  Joseph M. Saggese has been Chairman of the Board of Directors, President and Chief Executive Officer of BCPM since July 1990. In July 1990, he was named Vice President of Borden and President of the former Chemicals Division of Borden. In January 1996 he was named President and Chief Executive Officer of Borden Chemical, Inc., the successor to a major portion of the former Chemicals Division of Borden.

  George W. Koch is a director of BCPM. He has been Of Counsel in the law firm of Kirkpatrick & Lockhart since January 1992. Prior to that he was a partner of Kirkpatrick & Lockhart since April 1990.

  Edward H. Jennings is a director of BCPM. He is also a professor and President Emeritus of The Ohio State University. He served as president of The Ohio State University from 1981 to 1990. Mr. Jennings is also a director of Lancaster Colony, Inc., a manufacturer and marketer of food, automotive and glass products.

  E. Linn Draper, Jr. is a director of BCPM. He is also Chairman, President and Chief Executive Officer of American Electric Power Company, Inc. and American Electric Power Service Corporation, positions he has held since 1992. From 1987 to 1992, he was Chairman, President and Chief Executive Officer of Gulf States Utility Company. Dr. Draper is currently a director of CellNet Data Systems, Inc.

  William H. Carter is a director of BCPM. He is also Executive Vice President and Chief Financial Officer of Borden, a position he has held since April 1995. Prior to joining Borden, he was a partner of Price Waterhouse LLP, a position he held since 1986. He is a director of AEP Industries, Inc.

  Clifton S. Robbins is a director of BCPM. He has been a member of KKR & Co., LLC since 1996 and was a General Partner of Kohlberg Kravis Roberts & Co. since 1995 and has been a General Partner of KKR Associates, L.P. since January 1995 and an Executive with Kohlberg Kravis Roberts & Co. since 1987. He is also a Director of AEP Industries, Inc, IDEX Corporation,

Kindercare Learning Centers, Inc., Newsquest Capital, PLC and Act III Cinemas, Inc.

  William F. Stoll, Jr. is a director of BCPM. He is also Senior Vice President and General Counsel of Borden, Inc., a position he has held since July 1996. Prior to joining Borden, he was Vice President and Deputy General Counsel of Westinghouse Electric Corporation, a position he held since January 1993. From January 1985 to January 1993, he was Deputy General Counsel of Westinghouse Electric Corporation.

  Wayne P. Leonard has been Executive Vice President of BCPM since 1995 and was named Chief Operating Officer of BCPM in July 1997. During 1993 and 1994, Mr. Leonard served as Vice President of Manufacturing of BCPM.

  Christopher L. Nagel is Vice President, Chief Financial Officer and Treasurer of BCPM, positions he has held since September 1997. From January 1996 to August 1997 he was Corporate Controller of Borden Foods Corporation. From August 1995 to December 1995 he was Special Project Director for Borden, Inc. Prior thereto, he was a Senior Manager for Price Waterhouse LLP, a position he held since 1993.

  Marshall D. Owens, Jr. is Vice President of Manufacturing for BCPM, a position he has held since October 1997. Prior thereto, he served as Director of Manufacturing since 1993.

  Lawrence L. Dieker is Vice President, General Counsel and Secretary of BCPM. He is also a Vice President and General Counsel of Borden Chemical, Inc., a position he has held since January 1996. He was previously Assistant General Counsel of Borden, a position he held from 1982 to January 1996.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

  The Partnership has no directors or officers. The directors and officers of BCPM receive no direct compensation from the Partnership for services to the Partnership. The Partnership reimburses BCPM for all direct and indirect costs incurred in managing the Partnership.

  During 1997 the three independent directors of BCPM received a retainer of $15,000 per year plus a fee of $1,000 for each BCPM Board meeting attended. The Board functions in part through its Independent and Audit Committees. The three non-employee members of each of these committees are paid a meeting fee of $700 for each committee meeting attended. The committee chairman is also paid an additional $100 for each committee meeting attended in that capacity. During 1997, the Board met nine times, the Independent Committee met ten times, and the Independent and Audit Committees met jointly four times.

   The following table sets forth all cash compensation paid and accrued by Borden or BCPM and reimbursed by the Partnership for services rendered during the three years ended December 31, 1997 by each of the Chief Executive Officer and the three other executive officers of BCPM whose remuneration exceeded $100,000 (the "Named Executives"). As indicated in the footnotes to the table, certain of the executive officers included in the table received compensation in excess of the amounts indicated from Borden in consideration for services provided by such individual to Borden for which the Partnership did not reimburse Borden. The Partnership only reimburses Borden for a portion of the total compensation paid by Borden to Joseph M. Saggese in consideration for his services as President and Chief Executive Officer of BCPM, and to Lawrence L. Dieker in consideration for his services as Vice President, Secretary and General Counsel. Had the Partnership been obligated to reimburse Borden for the total compensation paid by Borden to Mr. Dieker, he would have been one of the four most highly compensated executive officers of BCPM (other than the chief executive officer) in addition to Messrs. Leonard, Nagel and Owens, Jr.

                          Summary Compensation Table

                                                                                               Long Term
                                                            Annual Compensation           Compensation Awards
                                               ------------------------------------------ -------------------
                                                                                            Securities
                                                                             Other Annual   Underlying
                                               Salary          Bonus         Compensation   Options/SARs
Name of Principal Position      Year            ($)             ($)             ($) (a)         (#)
-------------------------------------------------------------------------------------------------------------
Joseph M. Saggese               1995            112,002(b)
Chairman, President and         1996            127,677(b)                                      6,500
   Chief Executive Officer      1997            123,750(b)                                      6,500

Wayne P. Leonard                1995            175,253          87,720            912          5,500
  Executive Vice President,                                                                     2,430(c)
  Chief Operating Officer       1996            185,711         174,930          8,039          5,500
                                1997            200,666               0              0          6,000

Christopher L. Nagel            1997            50,000(d)             0         46,680              0
Vice President, Chief
  Financial Officer and
  Treasurer

Marshall D. Owens, Jr.          1995            130,232         45,971            925           2,000
Vice President -                                                                                1,215(c)
  Manufacturing                 1996            136,863         92,740          6,175           2,500
                                1997            142,320              0              0           3,000

        (a) Represents miscellaneous compensation such as executive perquisities and relocation allowance/reimbursements.

        (b) Represents approximate amount of reimbursement paid to Borden by the Partnership in consideration for services provided by Mr. Saggese to the Partnership. Mr. Saggese received aggregate salary from Borden of $495,000, $450,000 and $390,833 for the years 1997, 1996 and 1995, respectively. Additionally Mr. Sagesse received certain bonuses and other compensation in consideration for his services rendered to Borden for which the Partnership did not have any reimbursement obligations.

        (c)  Represents securities of Borden underlying Options/SARs.

        (d) Mr. Nagel served as an officer and employee of BCPM for a portion of 1997. Had he served in his current capacity for the entire year, his annual compensation would have exceeded $100,000.

  The Board of Directors of BCPM has approved a long-term incentive plan for management and employees of BCPM (and employees of Borden who provide support to or perform services for BCPM). The plan is intended to provide incentives to the management and employees of BCPM (and such employees of Borden) to enhance the market value of the Units. Under the plan, awards of "phantom" appreciation rights in the Holding Company are made to selected BCPM or Borden officers or employees on the basis of or in relation to services performed, directly or indirectly, for the benefit of the Company. Subject to certain restrictions, such grantees would be entitled to exercise all or any portion of the phantom appreciation rights granted to them. Upon exercise of any such rights, the grantee would be entitled to receive from BCPM or Borden, an amount in cash calculated to award the grantee for any actual appreciation in the market value of the Units in the Holding Company and actual cash distributions made by the Holding Company in respect of the Units. The benefits under the plan may be in addition to, and not in lieu of, the benefits provided to management and employees of BCPM (and such employees of Borden) under existing plans or employee benefit arrangements. BCPM (or Borden, on behalf of BCPM) will be reimbursed by the Company for all payments made or expenses incurred by BCPM (or Borden, on behalf of BCPM) under the plan. Under the plan, an initial grant of approximately 61,500 phantom appreciation rights was made during 1995; additional grants of 83,500 and 89,000 phantom appreciation rights were made during 1996 and 1997, respectively.

  The following table sets forth information concerning individual grants of stock options and free standing unit appreciation rights ("UARs") made during 1997 to each of the Named Executives.

                   Option/UAR(a) Grants in Last Fiscal Year
                   ----------------------------------------

                                                                                   Potential Realizable Value
                                                                                    at Assumed Annual Rates
                                                                                   of Stock Price Appreciation
                                          Individual Grants                              for Option Term
                        ---------------------------------------------------------- ---------------------------

                         Number of      Percent Of
                        Securities      Total Option
                        Underlying      SARs Granted    Exercise Or                                       Cumulative
                        Option/SARs     To Employees     Base Price     Expiration                         Phantom
        Name            Granted (#)     In Fiscal Year     ($/Sh)          Date         5% ($)  10% ($)    Units (b)
---------------------   -------------   -------------   -----------     ----------      ------  ------     ----------
Saggese, Joseph M.      6,500(c)          7.3           10.25           22-Apr-04       $27,123 $63,208    1,107.7

Leonard, Wayne P.       6,000(c)          6.7           10.25           22-Apr-04        25,037  58,346    3,449.8

Owens, Jr. Marshall D.  3,000(c)          3.4           10.25           22-Apr-04        12,518  29,173    1,373.5

        (a) UARs are unit appreciation rights which, (i) in the event the Fair Market Value of one Unit equals or exceeds the Base Price of such UAR at the time of exercise of such UAR, entitles the holder thereof to receive, upon exercise of such UAR, cash in an amount equal to the excess of the Fair Market Value of one Unit on the date of exercise over the exercise price of such UAR and (ii) in the event the Fair Market Value of one Unit is less than the exercise price of such UAR, upon exercise of such UAR, reduces the cash payable due to the exercise of Phantom Units (as defined in note (b)) in connection with the exercise of such UAR by an amount equal to the difference between such Fair Market Value and such exercise price; the "Fair Market Value" means the average of the high and low transaction prices of a Unit as reported on the NYSE Composite Transactions on such date.

        (b) Phantom Units are the right receive, upon exercise thereof, cash in an amount equal to the Fair Market Value of one Unit on the date of exercise. On the date a cash distribution is made by the Partnership to the Unit Holders, a credit of Phantom Units is made to each holder of UARs. The number of Phantom Units credited to each holder's account equals the number determined by dividing (i) the product of (A) the aggregate number of UARs and Phantom Units held in such holder's account immediately prior to such cash distribution multiplied by (B) the amount of the cash distribution per Unit by (ii) the Fair Market Value of a Unit on the date of the cash distribution. Upon an exercise of any UARs, Phantom Units which are derived from such UARs are automatically exercised in connection therewith.

        (c) The grants vest 50% after two years, with the balance vesting after three years.

                       Fiscal Year-end Option/UAR Values
                       ---------------------------------

                                Number of Securities
                                Underlying Unexercised          Value of Unexercised
                                Options/UARS At                 In-the-Money Options/UARs
                                Fiscal Year-end (#)              At Fiscal Year-End ($)
Name                            Exercisable/Unexercisable       Exercisable/Unexercisable
----                            -------------------------       -------------------------
Joseph M. Saggese                        0/13,000                            *

Wayne P. Leonard                     2,750/14,250                            *

Marshall D. Owens, Jr.                1,000/6,500                            *

*  None of the UARs were in-the-money

Pension Plan

  The executive officers named above are employees of Borden and participate in Borden's pension plans. The Borden Employees Retirement Income Plan ("ERIP") for salaried employees was amended as of January 1, 1987, to provide benefit credits of 3% of earnings which are less than the Social Security wage base for the year plus 6% of earnings in excess of the wage base and an additional 1.5% and 3% respectively for certain older employees. Earnings include annual incentive awards paid currently but exclude any long-term incentive awards. Benefits for service through December 31, 1986 are based on the plan formula then effect and have been converted to opening balances under the plan. Both opening balances and benefit credits receive interest credits at one-year Treasury bill rates until the participant commences receiving benefit payments. For the year 1997, the interest rate was 5.43%

  The Company's supplemental pension plan provides for a grandfathering of benefits for certain key employees as of January 1, 1983, including certain executive officers, that, generally speaking, provide for the payment of any shortfall if the sum of (a) the pension actually payable on retirement under the ERIP (and any excess of supplemental plans), together with (b) the amount (converted to a pension equivalent) attributable to Company contributions that would be standing to the employee's credit at retirement under the Company's Retirement Savings Plan if the employee had contributed at the maximum permitted rate eligible for Company matching from December 31, 1983 until retirement, does no equal or exceed the sum of (c) the retirement income calculated on the basis of the December 31, 1982, ERIP pension formula (with certain adjustments), and
(d) the amount (converted to a pension equivalent) attributable to company contribtuions (equal to 3.3% of compensation) that would be standing to the employee's credit at retirement had the Company's Retirement Savings Plan as in effect on January 1, 1983, been in effect continuously to retirement. The projected pension figure for J.M. Saggese appearing at the end of this section includes the effect of the foregoing grandfathering.

  The ERIP contains additional transitional provisions for employees who met certain age and service requirements on January 1, 1987. The transitional minimum benefit is a final average pay benefit for service prior to 1988 based on each year's earning plus a career average pay benefit based on each year's earning for year 1988 through 1997 (1% of each year's earnings up to the Social Security wage base plus 1-1/2% of excess).

  Benefits vest on a graded five-year schedule for employees hired prior to July 1, 1990. Benefits vest after completion of five years of employment for employees hired on or after July 1, 1990.

  The Company has supplemental plans which will provide those benefits which are otherwise produced by application of the ERIP formula, but which, under Section 415 or Section 401 (a) (17) of the Internal Revenue Code, are not permitted to be paid though a qualified plan and its related trust.

  The supplemental plan also provides a pension benefit using the ERIP formula based on deferred incentive compensation awards and certain other deferred compensation, which are not considered as part of compensation under the ERIP.

  The total projected annual benefits payable under the formulas of the ERIP at age 65 without regard to the Section 415 or 401 (a) (17) limits and recognizing supplemental pensions as described above, are as follows for the above named executive officers: Wayne P. Leonard - $50,542, Christopher L. Nagel and - $28,067, Marshall D. Owens, Jr. - $30,609.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Joseph M. Saggese, Chairman, President and Chief Executive Officer and Wayne P. Leonard, Executive Vice President and Chief Operating Officer, participate in compensation decisions affecting executive officers and employees of BCPM.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------  ---------------------------------------------------
          Management
          ----------

  Since the Partnership is managed by its General Partner and has no Board of Directors, there are no "voting securities" of the Partnership outstanding within the meaning of Item 403(a) of Regulation S-K and Rule 12b-2 under the Securities Exhange Act of 1934. To the knowledge of BCPM, no person is the beneficial owner of more than five percent of the Units. As of December 31, 1997 the beneficial ownership of Units by all directors and officers of BCPM as a group was approximately 22,630 Units, which represents less than one percent of the total Units outstanding.

  The following table shows for (i) each director, (ii) executive officer named in the Summary Compensation Table and (iii) for all officers and directors as a group, the beneficial ownership of Units as of December 31, 1997.

Name of Beneficial Owner                Units           Percent of Units Held
-----------------------                -------          ---------------------
Joseph M. Saggese                        2,000                    *
George W. Koch                          14,100                    *
Edward H. Jennings                       1,000                    *
Wayne P. Leonard                         5,000                    *
William H. Carter                          500                    *
Marshall D. Owens, Jr.                      30                    *
                                        -------
All directors and executives officers
as a group                              22,630                    *

* Represents less than 1% of the outstanding Units

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

  The Partnership is managed by BCPM pursuant to the Partnership Agreement. Under the Partnership Agreement BCPM is entitled to reimbursement of certain costs of managing the Partnership. These costs include compensation and benefits payable to officers and employees of BCPM, payroll taxes, general and administrative costs and legal and professional fees. Note 4 of Notes to Consolidated Financial Statements of the Partnership contained on page 55 of this Form 10-K Annual Report contains information regarding relationships and related transactions.

  As described in Item 1, "Purchasing and Processing Agreements", the Partnership sells various products to Borden Chemical, Inc. under certain purchase agreements and processing agreements. Mssrs. Carter, Robbins and Stoll, Jr., who are directors of BCPM, are also directors of Borden Chemical, Inc.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
--------  ----------------------------------------------------
          ON FORM 8-K
          -----------

(a)   1.  Financial Statements
          --------------------

         a. The Consolidated Financial Statements, together with the report thereon of Price Waterhouse LLP dated January 20, 1998 are contained on pages 48 through 60 of this Form 10-K Annual Report.

     2.  Financial Statement Schedules
         -----------------------------

         None required.

     3.  Exhibits
         --------

         2.1(1) Asset Transfer Agreement dated as of August 12, 1994 and amended as of January 10, 1995, and March 16, 1995, between the Borden Chemicals and Plastics Operating Limited Partnership (the "Operating Partnership") and Occidental Chemical Corporation ("OxyChem") and the forms of VCM Supply Agreement and PVC Tolling Agreement annexed thereto

         3.0(2)   Restated Certificate of Incorporation of BCPM

         3.2(3)   By-laws of BCPM

         3.3(4) Amended and Restated Certificate of Limited Partnership of the Partnership

         3.4(4) Amended and Restated Certificate of Limited Partnership of the Operating Partnership

         3.5(4) Amended and Restated Agreement of Limited Partnership of the Partnership dated as of December 15, 1988

         3.6(5) First Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership dated as of April 9, 1997

         3.7(6) Second Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership dated as of August 14, 1997

         3.8(7) Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of November 30, 1987

         4.1(8)   Form of Depository Receipt for Common Units

         4.2(9) Indenture dated as of May 1, 1995 of 9.5% Notes due 2005 between the Operating Partnership and The Chase Manhattan Bank (National Association), as Trustee

         4.3(5) Rights Agreement between the Partnership and Harris Trust and Savings Bank, as Rights Agent, dated as of April 8, 1997.

         4.4(6) First Amendment to Rights Agreement between the Partnership and Harris Trust and Savings Bank, as Rights Agent, dated as of August 14, 1997.

        10.1 Revolving Credit Agreement, dated December 19, 1997, between the Operating Partnership and the Chase Manhattan Bank, as Agent and as a lender, and other lenders.

        10.5(7) Service Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership

        10.6(7) Intercompany Agreement, dated as of November 30, 1987, among Borden, BCPM, the Partnership and the Operating Partnership

        10.7(4) Borden and BCPM Covenant Agreement, dated as of December 15, 1988, among Borden and the Partnership

        10.9(7) PVC Purchase Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership

       10.10(7) Ammonia Purchase Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership

       10.10.1(4) Amendment Agreement No. 1 to Ammonia Purchase Agreement,
                  dated as of December 15, 1988, between Borden and the Operating Partnership

       10.11(7) Urea Purchase Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership

       10.11.1(4) Amendment Agreement No. 1 to Urea Purchase Agreement, dated as of December 15, 1988, between Borden and the Operating Partnership

       10.12(7) Methanol Purchase Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership

       10.12.1(4) Amendment Agreement No. 1 to Methanol Purchase Agreement,
                  dated as of December 15, 1988, between Borden and the Operating Partnership

       10.13(7) Formaldehyde Processing Agreement, dated as of November 30, 1987, between Borden and the
                  Operating Partnership

       10.13.1(4) Amendment Agreement No. 1 to Formaldehyde

                  Processing Agreement, dated as of December 15, 1988 between Borden and the Operating Partnership

       10.14(7) Urea-Formaldehyde Concentrate Processing Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership

       10.14.1(4) Amendment Agreement No. 1 to Urea-Formaldehyde Concentrate
                  Processing Agreement, dated as of December 15, 1988, between Borden and the Operating Partnership

       10.15(7) Use of Name and Trademark License Agreement, dated as of November 30, 1987, among Borden, the Partnership and the Operating Partnership

       10.16(7) Patent and Know-how Agreement, dated November 30, 1987, among Borden, the Partnership and the Operating Partnership

       10.17(7) Environmental Indemnity Agreement, dated as of November 30, 1987, among the Partnership, the Operating Partnership and Borden

       10.18(7) Lease Agreement, dated as of November 30, 1987, between the Operating Partnership and Borden

       10.19(3) Indenture, dated as of June 1, 1962, among Monochem, Inc., Borden and Uniroyal Chemical Company, Inc. (as successor to Uniroyal Inc., which was a successor to United States Rubber Company)

       10.20(3) Amendment to Indenture, dated as of December 30, 1981, among Monochem, Inc., Borden and Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.)

       10.21(3) Restructuring Agreement, dated as of December 9, 1980, among Borden, Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.) and Monochem, Inc.

       10.22(3) Amendment to Restructuring Agreement, dated as of December 31, 1981, among Borden, Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.) and Monochem, Inc.

       10.23(3) Restated Basic Agreement, dated as of January 1, 1982, between Borden and Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.)

       10.24(3)   Restated Operating Agreement, dated as of

                  January 1, 1982, among Borden, Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.) and Monochem, Inc.

       10.25(3) Restated Agreement to Amend Operating Agreement, dated as of January 1, 1983, among Borden, Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.) and Monochem, Inc.

       10.26(3) Operating Agreement for Oxygen and Acetylene Plants, dated April 1, 1982, between Borden and BASF Wyandotte Corporation (subsequently named BASF Corporation) ("BASF")

       10.27(3) Amendment to Operating Agreement for Oxygen and Acetylene Plants, dated August 22, 1984, between Borden and BASF

       10.28(3) Second Amendment to Operating Agreement for Oxygen and Acetylene Plants, dated December 14, 1984, between Borden and BASF

       10.29(3) Third Amendment to Operating Agreement for Oxygen and Acetylene Plants, dated as of October 2, 1985, between Borden and BASF

       10.30(3) Fourth Amendment to Operating Agreement, dated August 25, 1987, between Borden and BASF

       10.31(3) Fifth Amendment to Operating Agreement, dated November 10, 1987, between Borden and BASF

       10.32(4) Sixth Amendment to Operating Agreement, dated February 11, 1988, between the Operating Partnership and BASF

       10.33(3) Third Purchase Agreement, dated August 25, 1987, between Borden and BASF

       10.34(3) Operating Agreement, dated December 14, 1984 among Borden, BASF, Liquid Air Corporation ("LAC") and LAI Properties, Inc. ("LAI")

       10.35(3) Amendment No. 1 to Operating Agreement, dated October 2, 1985, among Borden, BASF, LAC and LAI

       10.36(4) Amendment No. 2 to the Operating Agreement, dated February 11, 1988, among Borden, the Operating Partnership, BASF, LAC and LAI

       10.37(3) Second Operating Agreement, dated October 2, 1985, among Borden, BASF, LAC and LAI

       10.38(4) Restated Second Operating Agreement, dated February 11, 1988 among Borden, the

                  Operating Partnership, BASF, LAC and LAI

       10.39(4) Acetylene Sales Agreement No. 1, dated February 11, 1988, between the Operating Partnership and BASF

       10.40(4) Acetylene Sales Agreement No. 2, dated February 11, 1988, between the Operating Partnership and BASF

       10.41(7) Railroad Car Master Sublease Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership, relating to ACF Industries, Incorporated Master Service Contract

       10.42(7) Railroad Car Master Sublease Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership, relating to Pullman Leasing Company Lease of Railroad Equipment

       10.43(7) Railroad Car Master Sublease Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership, relating to Union Tank Car Company Service Agreement

       10.44(7) Railroad Car Master Sublease Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership, relating to General Electric Railroad Service Corporation Car Leasing Agreement

       10.45(7) Railroad Car Master Sublease Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership, relating to General American Transportation Corporation Tank Car Service Contract

       10.46(7) Railroad Car Sublease Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership, relating to EHF Leasing Corporation Railroad Equipment Lease

       10.47(7) Railroad Car Sublease Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership, relating to Bank of New York Lease of Railroad Equipment (as amended)

       10.48(3) Form of Rail Service Agreement between Borden and the Operating Partnership

       10.49(10)  Form of Letter Agreement with Directors

       10.50(7)   Illiopolis Indemnity Agreement

       10.51(7)   1995 Long-Term Incentive Plan

__________________

(1) Filed as an exhibit to Borden Chemicals and Plastics Limited Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995. Confidential treatment has been granted as to certain provisions.

(2) Filed as an exhibit to Borden Chemicals and Plastics Limited Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(3) Filed as an exhibit to the Partnership's Registration Statement on Form S-1 (File No. 33-17057) and is incorporated herein by reference in this Form 10-K Annual Report.

(4) Filed as an exhibit to the joint Registration Statement on Form S-1 and Form S-3 of the Partnership, Borden, Inc. and Borden Delaware Holdings, Inc. (File No. 33-25371) and is incorporated herein by reference in this Form 10-K Annual Report.

(5) Filed as Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated April 8, 1997 (filed April 1997) (File No. 1-9699) and incorporated herein by reference.

(6) Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated August 14, 1997 (filed August 18, 1997) (File No. 1-9699) and incorporated herein by reference.

(7) Filed as an exhibit to the Partnership's Registration Statement on Form S-1 (File No. 33-18938) and is incorporated herein by reference in this Form 10-K Annual Report.

(8) Filed as an exhibit to the Registrant's 1992 Form 10-K Annual Report and is incorporated herein by reference in this Form 10-K Annual Report.

(9) Filed as an exhibit to the Registrant's 1995 Form 10-K Annual Report and is incorporated herein by reference in this Form 10-K Annual Report.

(10) Filed as an exhibit to the Registrant's 1989 Form 10-K Annual Report and is incorporated herein by reference in this Form 10-K Annual Report.

(11) Exhibits 10.8, 10.32, 10.36, 10.37 and 10.38, which were previously filed, contain information which has been deleted pursuant to an application for confidential treatment pursuant to Rule 406 of the Securities Act of 1933, with respect to which an order has been granted by the Commission.

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed by the Registrant during the fourth quarter 1997.

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


                                     BORDEN CHEMICALS AND PLASTICS
                                     LIMITED PARTNERSHIP
                                     By BCP Management, Inc.,
                                     General Partner

                                  By /s/ Christopher L. Nagel
                                     ---------------------------
                                     Christopher L. Nagel
                                     Vice President,
                                     Chief Financial Officer and
                                     Treasurer

Date:  March 27, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with BCP Management, Inc., General Partner) indicated, on the date set forth above.

    Signature                                   TITLE
    ---------                                   -----

/s/ Joseph M. Saggese         Director, Chairman, President
--------------------------
    Joseph M. Saggese         and Chief Executive Officer


/s/ William H. Carter         Director
----------------------------
    William H. Carter


/s/ E. Linn Draper, Jr.       Director
----------------------------
    E. Linn Draper, Jr.


/s/ Edward H. Jennings        Director
----------------------------
    Edward H. Jennings


/s/ George W. Koch            Director
---------------------------
    George W. Koch


/s/ Clifton S. Robbins        Director
----------------------------
   Clifton S. Robbins


/s/ William F. Stoll, Jr.     Director
----------------------------
   William F. Stoll, Jr.

                            REPORT OF INDEPENDENT ACCOUNTANTS


TO THE PARTNERS OF BORDEN CHEMICALS
AND PLASTICS LIMITED PARTNERSHIP

  In our opinion, the consolidated balance sheets and the related consolidated statements of operations, of changes in partners' capital and of cash flows appearing on pages 52 to 63 present fairly, in all material respects, the financial position of Borden Chemicals and Plastics Limited Partnership and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Columbus, Ohio
January 20, 1998

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                Year Ended December 31,
                                              ----------------------------

                                                1997       1996     1995
                                              --------   -------- --------

REVENUES
 Net trade sales                              $602,907  $593,641  $608,070
 Net sales to related parties                  134,222   115,562   131,517
                                               -------   -------   -------
 Total revenues                                737,129   709,203   739,587
                                              --------  --------  --------
EXPENSES
 Cost of goods sold
   Trade                                       562,159   549,315   424,492
  Related parties                              119,825   107,245    92,035
 Marketing, general & administrative expense    24,622    24,167    22,127
 Interest expense                               20,898    21,696    19,066
 General Partner incentive                         794              29,783
 Other expense,
  including minority interest                    3,234     1,952     1,158
                                              --------  --------  --------
Total expenses                                 731,532   704,375   588,661
                                              --------  --------  --------


INCOME BEFORE EXTRAORDINARY ITEM                 5,597     4,828   150,926
Extraordinary charge on early extinguish-
ment of debt                                                        (6,912)
                                              --------  --------  --------
NET INCOME                                       5,597     4,828   144,014)
  Less 1% General Partner interest              (   56)   (   48)   (1,440)
                                              --------  --------  ---------

NET INCOME APPLICABLE TO LIMITED
  PARTNERS' INTEREST                           $ 5,541   $ 4,780  $142,574
                                              ========= ========  =========


PER UNIT DATA - BASIC, NET OF 1% GENERAL PARTNER
  INTEREST

Income per unit before extra-
  ordinary item                                $  0.15   $  0.13  $   4.07
Extraordinary charge per Unit                                        (0.19)
                                                                    --------
Net income per Unit                            $  0.15   $  0.13   $  3.88
                                              ========= ========   ========
Average number of Units outstanding
  during the year                               36,750    36,750    36,750
                                              ========= ========   ========
Cash distributions declared per Unit           $  0.83   $  0.35   $  4.66
                                              ========= ========   ========


See notes to consolidated financial statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                               YEAR ENDED DECEMBER 31,
                                         -----------------------------------
                                              1997       1996         1995
                                         -----------------------------------

CASH FLOWS FROM OPERATIONS
 Net income                              $   5,597  $   4,828    $ 144,014
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Extraordinary charge on early extinguish-
    ment of debt                                                     6,912
Depreciation                                48,569     49,092       49,198
Increase (decrease) in cash from changes
    in certain assets and liabilities:
      Receivables                              596    ( 4,065)      30,641
Inventories                                    961    (   890)     (10,612)
Payables                                    (4,810)   ( 3,080)      14,186
Incentive distribution payable                   0    ( 1,910)     ( 9,955)
Accrued interest                                24     (   77)       1,417
Other, net                                  (4,031)   ( 5,435)     (   213)
                                           --------   -------      -------
                                            46,906     38,463      225,588
                                           --------   -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Cash paid for acquisition                                        (100,376)
 Capital expenditures                      (19,426)  ( 14,558)    ( 27,085)
                                          ---------  ---------    ---------
                                           (19,426)  ( 14,558)    (127,461)
                                          ---------  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from issuance of long-
   term debt                                25,000                 200,000
 Net (repayments of)
   proceeds from short-term borrowings     (25,000)  ( 15,000)      40,000
 Repayment of debt issuance costs                                 (  9,815)
 Repayment of long-term debt, including
   prepayment penalty                                             (156,912)
Cash distributions paid                    (30,819)  ( 30,459)    (213,105)
                                           --------  ---------    ---------
                                           (30,819)  ( 45,459)    (139,832)
                                           --------------------------------
Decrease in cash and equivalents           ( 3,339)  ( 21,554)    ( 41,705)

Cash and equivalents at beginning of year   10,867     32,421       74,126
                                           --------  ---------    ---------
Cash and equivalents at end of year        $ 7,528   $ 10,867    $  32,421
                                           ========  =========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
 Interest paid during the year             $20,874  $ 21,773     $  17,649
                                           ======== =========    =========

See notes to consolidated financial statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                 DECEMBER 31,    DECEMBER 31,
                                                     1997            1996
                                                 ------------    ------------
ASSETS

Cash and equivalents                              $  7,528        $ 10,867
Accounts receivable (less allowance for
 doubtful accounts of $475 and $589,
 respectively)
  Trade                                             72,718          72,908
  Related parties                                   21,741          22,147
Inventories
  Finished and in process goods                     33,686          36,174
  Raw materials and supplies                         9,315           7,788
Other current assets                                 4,380           2,579
                                                ----------       ---------
  Total current assets                             149,368         152,463
                                                ----------       ---------
Investments in and advances to
 affiliated companies                                7,834           4,366
Other assets                                        52,784          49,405
                                                ----------       ---------
                                                    60,618          53,771
                                                ----------       ---------

Land                                                15,952          14,970
Buildings                                           45,050          44,597
Machinery and equipment                            662,050         644,619
                                                ----------       ---------
                                                   723,052         704,186
  Less accumulated depreciation                  ( 432,852)       (384,715)
                                                ----------       ---------
   Total assets                                    290,200         319,471
                                                ----------       ---------
                                                $  500,186       $ 525,705
                                                ==========       =========

LIABILITIES AND
PARTNERS' CAPITAL

Accounts and drafts payable                       $ 57,002        $ 61,812
Cash distributions payable                           3,712           3,712
Short-term borrowing                                     0          25,000
Accrued interest                                     3,209           3,185
Other accrued liabilities                           21,111          16,516
                                                ----------       ---------
  Total current liabilities                         85,034         110,225

Long-term debt                                     225,000         200,000
Other liabilities                                    5,760           5,609
Minority interest in consolidated
subsidiary                                           1,314           1,571
                                                ----------       ---------
    Total liabilities                              317,108         317,405
                                                ----------       ---------

Commitments and contingencies (See Note 9)

Partners' capital
   Limited Partners                                182,718         207,680
   General Partner                                     360             620
                                                ----------       ---------
   Total partners' capital                         183,078         208,300
                                                ----------       ---------
     Total liabilities and partners' capital      $500,186        $525,705
                                                ==========       =========

See notes to consolidated financial statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                (IN THOUSANDS)


                                      LIMITED      GENERAL
                                      Partners     PARTNER    TOTAL
                                      ---------    -------   --------

Balances at December 31, 1994         $ 244,443   $ 1,292   $ 245,735
 Net income                             142,574     1,440     144,014
 Cash distributions declared           (171,255)   (2,030)   (173,285)
                                      ----------   -------   ---------

Balances at December 31, 1995           215,762       702     216,464
 Net income                               4,780        48       4,828
 Cash distributions declared            (12,862)     (130)    (12,992)
                                      ----------   -------   ---------

Balances at December 31, 1996         $ 207,680   $   620   $ 208,300
 Net income                               5,541        56       5,597
 Cash distribution declared             (30,503)     (316)    (30,819)
                                      ----------   -------   ---------

Balances at December 31, 1997         $ 182,718   $   360   $ 183,078
                                      ==========   =======   =========

See notes to consolidated financial statements.

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
               -------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                 (In thousands except Unit and per Unit data)


1.  ORGANIZATION AND BUSINESS

  Borden Chemicals and Plastics Limited Partnership (the "Partnership") is a Delaware limited partnership which owns a 98.9899% limited partner interest as sole limited partner in Borden Chemicals and Plastics Operating Limited Partnership (the "Operating Partnership"). BCP Management, Inc. ("BCPM"), a wholly-owned subsidiary of Borden, Inc. ("Borden"), owns a 1% interest as the sole general partner in the Partnership and a 1.0101% interest as the sole general partner ("General Partner") in the Operating Partnership, resulting in an aggregate 2% ownership interest in the partnerships. The General Partner's interest in the Operating Partnership is reflected as minority interest in the accompanying consolidated financial statements.

  The Operating Partnership, acquired and operates the basic chemicals and polyvinyl chloride ("PVC") resins operations of Borden which consist of highly integrated plants in Geismar, Louisiana which produce basic petrochemical products, PVC resins and industrial gases; a PVC resins plant located in Illiopolis, Illinois; and a PVC resins plant in Addis, Louisiana purchased in 1995 (Note 3). The Partnership markets its commodity products to the manufacturing, chemical and fertilizer industries primarily in the United States.

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

  Cash Equivalents - The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included in cash and equivalents are time deposits of $6,950 and $9,500 at December 31, 1997 and 1996, respectively.

  Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the average cost and first-in, first-out methods.

  Investments in and advances to affiliated companies - The Partnership's 50% ownership of a joint venture that provides utilities to the Geismar complex is accounted for by the equity method. Utilities provided by the joint venture are allocated to joint venture partners at cost. The cost of the Partnership's proportionate share of utilities is included in cost of goods sold.

  The Partnership also owns a 51% interest in another partnership engaged in manufacturing and marketing vinyl esters. Due to the significance of the rights held by the minority partner, the Partnership's interest in this partnership is accounted for using the equity method.

  Other Assets and Liabilities - Debt issuance costs are capitalized and are amortized over the term of the associated debt or credit agreement. Included in other assets are spare parts totaling $23,400 and $22,436 at December 31, 1997 and 1996, respectively. Included in other accrued liabilities are accrued sales discounts of $8,604 and $7,185 at December 31, 1997 and 1996, respectively.

  Property and Equipment - The amount of the purchase price originally allocated by the Partnership at its formation to land, buildings, and machinery and equipment was based upon their relative fair values. Expenditures made subsequent to the formation of the Partnership have been capitalized at cost except that the purchase price for Addis assets (Note 3) has been allocated to properties based upon their relative fair values.

  Depreciation is recorded on the straight-line basis by charges to costs and expenses at rates based on the estimated useful lives of the properties (average rates for buildings - 4%; machinery and equipment - 8%).

  Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals totaling $38,937 in 1997, 37,091 in 1996 and $34,298 in 1995 were expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts.

  Income Taxes - Prior to December 31, 1997, The Partnership was not a separate taxable entity for federal and state and local income tax purposes. Accordingly, any taxable income or loss, which may have varied substantially from income or loss reported under generally accepted accounting principles, was reflected in the tax returns of the individual partners. In August, 1997 legislation was enacted which extends indefinitely the Partnership's treatment as a partnership for federal income tax purposes provided that the Partnership elects to be subject to a 3.5% tax on taxable gross income beginning on January 1, 1998 (the treatment as a partnership had been scheduled to expire on December 31, 1997). The Partnership has made such an election.

  The Partnership has not made any provision for deferred income taxes at December 31, 1997 since the tax effect of the difference between the book and tax bases of assets and liabilities affecting the determination of gross income is not considered material to the Partnership's financial statements.

  New Accounting Pronouncements - Effective for the year ended December 31, 1997, the Partnership adopted the method for computing and presenting income per unit in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Basic income per unit is computed by dividing net income, after subtracting the General Partner's 1% interest, by the weighted average number of units outstanding. Currently, there are no potentially dilutive securities; accordingly, basic income per unit and diluted income per unit are equivalent.

  In June 1997, The Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No.131

"Disclosures about Segments of an Enterprise and Related information". SFAS No. 130 establishes standards for reporting of comprehensive income and its components. The Partnership is required to adopt the provisions of SFAS No. 130 for its consolidated financial statements for the three months ending March 31, 1998. SFAS No. 131 requires certain disclosures about segment information in interim and annual financial statements and related information about products and services, geographic areas and major customers. The Partnership must adopt the provisions of SFAS No. 131 for its consolidated financial statements for the year ending December 31, 1998. The adoptions of SFAS No. 130 and SFAS No. 131 will not affect the Partnership's financial position, results of operations or cash flows; changes in the form and content of its disclosures may be required.

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

  The following financial information presents the pro forma effect of the acquisition on the historical results of operations for the year ended December 31, 1995 as if the transactions occurred on January 1, 1995.

                                         YEAR ENDED
                                      DECEMBER 31, 1995
                                      -----------------

Total revenues                             $794,393

Income before extraordinary item:
  Income                                   $155,168
  Income per Unit, net of 1%
   General Partner interest                $   4.18

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

  Prior to July 1, 1997 Borden included the Partnership in its general insurance coverage, including liability and property damage coverage. The Partnership reimbursed Borden for its share of the costs of the general insurance coverage based on calculations made by Borden's Risk Management Department. Under its risk retention program, Borden maintained deductibles of $2,500, $500 and $500 per occurrence for property and related damages at the Geismar, Illiopolis and Addis facilities, respectively, and deductibles ranging from $100 to $3,000 per event for liability insurance.

  After July 1, 1997 the Partnership participates in general insurance coverage held in name by a Borden affiliate, however the costs of the coverage are specifically apportioned to the Partnership by the insurance carriers and the Partnership pays the premiums for the coverage directly to those carriers. The deductibles for property and liability coverages are similar to those maintained under the previous arrangement with Borden.

  The employees of BCPM (together with employees providing support to or services for BCPM) operate the Partnership and participate in various Borden benefit plans including pension, retirement savings, postretirement other than pensions and health and life insurance. The Partnership has no direct liability for such benefits since the Partnership does not directly employ any of the persons responsible for managing and operating the Partnership, but instead reimburses Borden (on its own or BCPM's behalf) for their services. Charges to the Partnership for such services are actuarially determined where appropriate. The Partnership expenses the full amount of such charges but only reimburses Borden (on its own or BCPM's behalf) for actual benefits paid. The difference between cash payments to Borden (on its own or BCPM's behalf) and expense is accrued on the Partnership's books.

  Benefit plan and general insurance expenses, and allocation for usage of resources such as personnel and data processing equipment were $5,902 in 1997, $9,189 in 1996, and $11,628 in 1995. Management believes the allocation methods used are reasonable. Although no specific analysis has been undertaken, if the Partnership were to directly provide such services and resources at the same cost as Borden, management believes the allocations would be indicative of costs that would be incurred on a stand-alone basis.

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

  On October 11, 1996, Borden sold its packaging division and as a part of the transaction obtained a 34% ownership interest in the acquiring entity. The packaging division had been a significant purchaser of PVC resins. After the acquisition, sales prices remained substantially the same as sales to Borden. Included in related party sales are sales of PVC to the acquiring entity of $25,431 and $5,688 for 1997 and 1996, respectively. Included in related party receivables are amounts due from acquiring entity for these sales of $4,445 and $4,268 at December 31, 1997 and 1996, respectively. All other related party sales and receivables are with

Borden.

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

  The aggregate fair value of the Partnership's outstanding debt was $212,500 at December 31, 1997 and $204,500 at December 31, 1996 as determined by the market trading price for the notes at those dates.

  On December 22, 1997 the Operating Partnership obtained a revolving credit facility of up to $100,000 under a revolving credit agreement with a consortium of banks and borrowed $25,000 under this facility to repay the amount outstanding under the existing credit facility, which was then terminated. The new revolving credit facility expires on December 19, 2002, at which time all amounts outstanding must be repaid in full. Borrowings bear interest at rates which are fixed at the time of the borrowing based on the current market rate. A commitment fee tied to the Partnership's public debt rating is payable on the unused portion of the new facility. At December 31, 1997 borrowings under the new facility were $25,000 and bore interest at 6.719% while the commitment fee on the unused portion was 0.25%. The new credit agreement permits certain additional indebtedness outside of the agreement, none of which was utilized as of December 31, 1997.

  The revolving credit agreement and the senior unsecured notes contain a number of financial and other covenants, including limitations on liens and sales of assets. Cash distributions are generally permitted so long as compliance with certain covenants is maintained.

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

8.  RIGHTS TO PURCHASE UNITS

  On April 8, 1997, the General Partner declared a distribution of one common unit purchase right (a "Right") for each outstanding common unit of the Partnership and the number of Rights most closely approximating 1/99th of the number of the units outstanding with respect to the General Partner's interest in the Partnership.

  The Rights are not exercisable until the earlier to occur of: (i) ten days following a public announcement that a person or affiliated group of persons (an "Acquiring Person") have acquired 15% or more of the outstanding units or (ii) ten days (or such later date as may be determined by the General Partner prior to someone becoming an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender or exchange offer the consummation of which would result in a person or affiliated group of persons acquiring 15% or more of the outstanding units. Until then, The Rights will trade with the units and a Right will be issued with each additional unit issued. The number of Rights outstanding at December 31, 1997 was 37, 121,212.

  Each Right entitles the holder to purchase from the Partnership one common unit at a price of $21.00, subject to adjustment in certain circumstances. In the event an Acquiring Person acquires a 15% or more interest in the Partnership, each holder of a Right, with the exception of the Acquiring Person, will have the right to receive upon exercise of the Right at the then exercise price of the Right, that number of Units having market value of two times such exercise price. At any time prior to an Acquiring Person becoming such, the General Partner may redeem the Rights in whole, but not in part, for $0.01 per Right. The Rights, which do not have voting rights, generally will expire no later than April 8, 2007.

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments:

  The Partnership has entered into a fifteen year supply agreement for one of its raw materials commencing in 1997 to assure long-term supply and minimize price volatility. The purchase price for this product is based on its raw material and variable costs, as well as fixed costs that will vary based on economic indices, changes in taxes or regulatory requirements. The aggregate amount at December 31, 1997 of minimum payments required under the agreement is $48,325 with $4,753 per year of minimum payments required for the next five years. Purchases under the agreement totaled $21,753 in 1997.

  The Partnership has agreed to purchase its joint venture partner's ownership share of certain production facilities at the Geismar complex on

December 31, 1999. The purchase price is $10,000 payable over three years plus the undepreciated value of the joint venture partner's share of capital spent on the facilities from November 1997 to December 31, 1999.

  The Partnership has undertaken actions to replace certain computer applications or programs. The purchase commitment for costs associated with the implementation of new software applications, including the associated hardware, is $8,644 at December 31, 1997.

Environmental and Legal Proceedings

  On October 27, 1994, the U.S. Department of Justice ("DOJ"), at the request of the U.S. Environmental Protection Agency (the "EPA"), filed an action against the Company and BCPM in the U.S. District Court for the Middle District of Louisiana. The complaint seeks facility-wide corrective action and civil penalties for alleged violations of the federal Resource, Conservation and Recovery Act ("RCRA"), the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and the Clean Air Act at the Geismar complex. If the Partnership is unsuccessful in this proceeding, or otherwise subject to RCRA permit requirements, it may be subject to three types of costs:
(i) corrective action; (ii) penalties; and (iii) costs needed to obtain a RCRA permit, portions of each which could be subject to the Environmental Indemnity Agreement ("EIA") discussed below. As to penalties, although the maximum statutory penalties that would apply in a successful enforcement action by the United States would be in excess of $150,000, management believes that, assuming the Partnership is unsuccessful, based on information currently available, and an analysis of relevant case law and administrative decisions, the more likely amount of any liability for civil penalties would not exceed several million dollars. The Partnership and the DOJ have engaged in settlement discussions but as of yet have not agreed on the terms of any settlement. The matter is scheduled for trial in U.S. District Court on March 9, 1998.

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

  In connection with potential environmental matters, a $4,000 provision was included in the Partnership's 1994 operating results. Because of various factors (including the nature of any settlement with appropriate regulatory authorities or the outcome of any proceeding, actual environmental conditions, the scope of the application of the EIA and the timing of actions, if any, required to be taken by the Partnership), the Partnership cannot reasonably estimate the full range of costs it might incur with respect to the environmental matters discussed herein. The costs incurred in any quarter or year could be material to the Partnership's results of operations for such quarter or year, although, on the basis of the relevant facts and circumstances, management believes this to be unlikely. However, management believes that such costs should not have a material adverse effect on the Partnership's financial position.

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

10.  EVENT (UNAUDITED) SUBSEQUENT TO DATE OF INDEPENDENT ACCOUNTANT'S REPORT

  On March 11, 1998, the Partnership and the DOJ reached an agreement in principle to resolve the enforcement action brought by the DOJ against the Operating Partnership, the Partnership and the General Partner in October 1994, and the Declaratory Judgement Action brought by the Partnership against the United States. The settlement provides for payment of a civil penalty of $3.6 million and funding of $0.4 million for community based environment programs, but it does not include any admission of wrongdoing. The terms of the settlement also provide for a program of groundwater and other remediation at the Geismar facility. The agreement also provides that the Partnership will undertake a Supplemental Environmental Project to decommission its underground injections wells and instead subject the waste to innovative source reduction. The estimated cost of the project is $3.0 million. In light of the provision previously established for this matter and Borden's obligation under the EIA to pay for the remediation program, the settlement will not have a material effect on the Partnership's financial position or results of operations.