Form 10-Q
period 1998-03-31
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 1998-05-15
CIK 821202

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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
                                               ----     ---



                                   --------

     Number of Common Units outstanding as of the close of business on May 1, 1998: 36,750,000.

===============================================================================

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                                THREE MONTHS ENDED
                                                        ----------------------------------

                                                            MARCH 31,   MARCH 31,
                                                                1998        1997
                                                            --------    --------
REVENUES
  Net trade sales                                           $128,136    $162,917
  Net sales to related parties                                25,375      31,765
                                                            --------    --------
        Total revenues
                                                             153,511     194,682
                                                            --------    --------


EXPENSES
  Cost of goods sold
        Trade                                                126,947     157,942
        Related parties                                       24,349      30,095
  Marketing, general & administrative expense                  5,732       5,441
  Interest expense                                             4,827       5,250
  Other (income) expense, including minority
        interest                                                 (20)        361
                                                            --------    --------
             Total expenses                                  161,835     199,089
                                                            --------    --------

  Net loss                                                    (8,324)     (4,407)
       Less 1% General Partner interest                           83          44
                                                            --------    --------
  Net loss applicable to Limited Partners'
        interest                                            $ (8,241)   $ (4,363)
                                                            ========    ========


PER UNIT DATA-BASIC, NET OF 1% GENERAL PARTNER INTEREST
  Net loss per Unit                                           $(0.22)     $(0.12)
                                                            ========    ========

  Average number of Units outstanding during the period       36,750      36,750
                                                            ========    ========

  Cash distribution declared per Unit                          $0.00       $0.10
                                                            ========    ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                    Three Months Ended
                                                                    ------------------
                                                                  March 31,    March 31,
                                                                    1998          1997
                                                                  ---------    ---------
Cash Flows From Operations

Net loss                                                            $ (8,324)   $ (4,407)

Adjustments to reconcile net loss to net cash provided
  by operating activities:
Depreciation                                                           8,099      12,410
Increase (decrease) in cash from changes in certain
  assets and liabilities:
  Receivables                                                         10,894     (14,449)
  Inventories                                                          4,046       6,160
  Payables                                                            (1,184)      1,103
  Accrued interest                                                     4,708       4,750
  Other, net                                                          (8,302)     (5,806)
                                                                    --------    --------
                                                                       9,937        (239)
                                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                (7,016)     (1,567)
                                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash distributions paid                                             (3,712)     (3,712)
                                                                    --------    --------

Decrease in cash and equivalents                                        (791)     (5,518)
Cash and equivalents at beginning of period                            7,528      10,867
                                                                    --------    --------

Cash and equivalents at end of period                               $  6,737    $  5,349
                                                                    ========    ========

SUPPLEMENT DISCLOSURES OF CASH FLOW INFORMATION
Interest paid during the period                                     $    496    $    500
                                                                    ========    ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                     ASSETS                                   MARCH 31, 1998   DECEMBER 31, 1997
                     ------                                  ---------------  ------------------

Cash and equivalents                                              $   6,737           $   7,528
Accounts receivable (less allowance for doubtful accounts
  of $416 and $475 respectively)
  Trade                                                              67,336              72,718
  Related parties                                                    16,229              21,741
Inventories
  Finished and in process goods                                      29,228              33,686
  Raw materials and supplies                                          9,727               9,315
Other current assets                                                  5,533               4,380
                                                                  ---------           ---------
  Total current assets                                              134,790             149,368
                                                                  ---------           ---------

Investments in and advances to affiliated companies                   8,033               7,834
Other assets                                                         56,933              52,784
                                                                  ---------           ---------
                                                                     64,966              60,618
                                                                  ---------           ---------

Plant, property and equipment
  Land                                                               15,952              15,952
  Buildings                                                          45,050              45,050
  Machinery and equipment                                           669,066             662,050
                                                                  ---------           ---------
                                                                    730,068             723,052
Less accumulated depreciation                                      (440,951)           (432,852)
                                                                  ---------           ---------
  Net plant, property and equipment                                 289,117             290,200
                                                                  ---------           ---------

    Net assets                                                    $ 488,873           $ 500,186
                                                                  =========           =========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts and drafts payable                                       $  55,818           $  57,002
Cash distributions payable                                                0               3,712
Accrued interest                                                      7,917               3,209
Other accrued liabilities                                            18,295              21,111
                                                                  ---------           ---------
  Total current liabilities                                          82,030              85,034

Long-term debt                                                      225,000             225,000
Other liabilities                                                     5,860               5,760
Minority interest in consolidated subsidiary                          1,229               1,314
                                                                  ---------           ---------
  Total liabilities                                                 314,119             317,108
                                                                  ---------           ---------

Commitments and contingencies

Partners' capital
  Limited Partners                                                  174,477             182,718
  General Partner                                                       277                 360
                                                                  ---------           ---------
     Total partners' capital                                        174,754             183,078
                                                                  ---------           ---------

    Total liabilities and partners' capital                        $488,873            $500,186
                                                                   ========            ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              LIMITED            GENERAL
                                                              PARTNERS           PARTNER                TOTAL
                                                              --------           -------                -----

Balance at December 31, 1996 ......................             $207,680          $ 620                $208,300
   Net loss  ..............................................       (4,363)           (44)                 (4,407)
   Cash distribution declared  ........................           (3,675)           (37)                 (3,712)
                                                                --------          -----                --------
Balance at March 31, 1997  .........................            $199,642          $ 539                $200,181
                                                                ========          =====                ========


Balance at December 31, 1997  .....................             $182,718          $ 360                $183,078
   Net loss  ..............................................       (8,241)           (83)                 (8,324)
   Cash distribution declared  ........................                0              0                       0
                                                                --------          -----                --------
Balance at March 31, 1998  .........................            $174,477          $ 277                $174,754


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

Effective for the quarter ended March 31, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". There were no items of other comprehensive income during the first quarters of 1998 and 1997.

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires certain disclosures about segment information in interim and annual financial statements and related information about products and services, geographic areas and major customers. The Partnership must adopt the provisions of SFAS No. 131 for its consolidated financial statements for the year ending December 31, 1998. The adoption of this statement will not affect the Partnership's financial position, results of operations or cash flows; changes in the form and content of its disclosures may be required.

2. ENVIRONMENTAL AND LEGAL PROCEEDINGS

On April 8, 1998, the Partnership and the United States Department of Justice ("DOJ") signed a Consent Decree (the "Consent Decree") to resolve the enforcement action brought by the DOJ against Borden Chemicals and Plastics Operating Limited Partnership (the "Operating Partnership"), the Partnership and the General Partner in October, 1994, and the Declaratory Judgement Action brought by the Partnership against the United States. The complaint sought civil penalties for alleged violations of the federal Resource, Conservation and Recovery Act ("RCRA"), the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and the Clean Air Act at the Geismar facility, as well as corrective action at that facility.

The Consent Decree provides for payment of a civil penalty of $3.6 million and funding of $0.4 million for community based environmental programs, but it does not include any admission of wrongdoing. The Consent Decree also provides for a specific and detailed program of groundwater and other remediation at the Geismar facility that is consistent with various actions undertaken previously, currently being undertaken, and planned to be undertaken in the future, by the Partnership. Under certain circumstances, the Environmental Protection Agency ("EPA") and the Louisiana Department of Environmental Quality ( the "LDEQ") may require investigation and remediation beyond the specific terms of the agreement. The Partnership, however, believes that the technical information and knowledge regarding the nature of contamination at the site, and the need for remediation, make it unlikely that investigation and remediation beyond that which the Partnership has already planned for and is contemplated by the Consent Decree will be required. The Consent Decree also provides that the Partnership will undertake a Supplemental Environmental Project to decommission its underground injection wells and instead subject the waste to innovative source reduction. The estimated cost of the project to the Partnership is $3.0 million. The Partnership also agreed to apply for the RCRA permit for its VCR unit and related tanks.

In 1985, the LDEQ and Borden, Inc. ("Borden") entered into a settlement agreement ("Settlement Agreement") that called for the implementation of a long-term groundwater and soil remediation program at the Geismar complex to address contaminants, including ethylene dichloride ("EDC"). Borden and the Partnership implemented the Settlement Agreement, and worked in cooperation with the LDEQ to remediate the groundwater and soil contamination. The Settlement Agreement contemplated, among other things, that Borden would install a series of groundwater monitoring and recovery wells and recovery trench systems. Borden has paid substantially all the costs to date associated with the Settlement Agreement under the provisions of an Environmental Indemnity Agreement among Borden, the Partnership and the Operating Partnership (the " EIA"). The Consent Decree establishes new guidelines for remediation of groundwater and soil contamination that was identified by the Settlement Agreement; all future remediation of this groundwater and soil contamination will be performed under the terms of the Consent Decree. Remediation costs incurred under the Consent Decree, which are expected to be several million dollars, will continue to be paid by Borden.

The terms of the Consent Decree also settle all federal and state civil issues regarding the export of partially depleted mercuric chloride catalyst.

In light of the $4.0 million provision previously established for potential environmental liabilities and Borden's obligation under the EIA to pay for the remediation program, the terms of the Consent Decree are not expected to have a material effect on the Partnership's financial position or results of operations.

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

Under the EIA, Borden has agreed, subject to certain specified limitations, to indemnify the Partnership in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Partnership. The Partnership is responsible for environmental liabilities arising from facts or circumstances that existed and requirements that become effective on or after such date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after such date, Borden and the Partnership will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the assets in question (to the extent relevant). No claims can be made under the EIA after November 30, 2002, and no claims can, with certain exceptions, be made with respect to the first $0.5 million of liabilities which Borden would otherwise be responsible for thereunder in any year, but such excluded amounts shall not exceed $3.5 million in the aggregate. Excluded amounts under the EIA aggregated approximately $3.5 million as of March 31, 1997.

The Partnership is subject to other environmental and legal proceedings and claims which arise in the ordinary course of business. In the opinion of the General Partner, the amount of the ultimate liability, taking into account the Partnership's risk retention program and EIA with Borden, would not materially affect the financial position or results of operations of the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

Revenues

Total revenues during the first quarter of 1998 decreased $41.2 million or 21% to $153.5 million from $194.7 million in the first quarter of 1997. This decrease was the result of declines in selling prices and volumes in all three product groups.

Total revenues for PVC Polymers Products decreased $23.1 million as a result of a 6% decrease in selling prices and a 13% decrease in sales volumes. Excess supply of PVC in the market, exacerbated by the drop in demand for PVC in many countries in the Far East region, has put downward pressure on selling prices and intensified competitive conditions.

Total revenues for Methanol and Derivatives decreased $8.5 million as a result of an 18% decrease in selling prices and a 1% decrease in sales volume. Selling
prices fell dramatically during the first quarter of 1998.   Production supply
normalized during the quarter after disruptions during 1997, which put severe downward pressure on selling prices.

Total revenues for Nitrogen Products decreased $9.5 million as a result of a 37% decrease in selling prices along with a 13% decrease in sales volumes.
Increases in production supply during 1997 and a decrease in imports of urea into China have put downward pressure on selling prices of Nitrogen products.

Cost of Goods Sold

Total cost of goods sold decreased 20% to $151.3 million in the first quarter of 1998 from $188.0 million in the first quarter of 1997, primarily due to the decrease in sales volumes previously noted and a decline in certain raw material costs. During the first quarter of 1998, the cost of natural gas, the Partnership's largest raw material, decreased significantly from unusually high levels during the first quarter of 1997. The costs of other major materials such as ethylene and vinyl chloride monomer also declined quarter to quarter. These cost decreases were partially offset by an increase in the cost of chlorine compared to the prior year. Expressed as a percentage of total revenue, cost of goods sold was 99% and 97% of sales revenue in the first quarter of 1998 and the first quarter of 1997, respectively.

Gross margins for PVC Polymers Products remained in a slight negative position as a decline in selling prices was substantially offset by decreases in ethylene and VCM costs.

Gross margins for Methanol and Derivatives improved slightly as declines in selling prices were more than offset by a decrease in natural gas costs.

Gross margins for Nitrogen Products declined significantly to a negative position during the first quarter of 1998 compared to slight profitability during the first quarter of 1997 due to selling price and volume declines previously noted, partially offset by a decrease in natural gas costs.

Net Loss

Net loss was $8.3 million for the first quarter of 1998 compared to $4.4 million for the first quarter of 1997. As discussed above, the primary reasons for the decline in operating performance were declines in selling prices and volumes across all product groups, partially offset by more favorable raw material costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations The Partnership generated cash flows from operations of $9.9 million during the first quarter of 1998 compared to a use of cash in operations of $0.2 million in the first quarter of 1997. Cash flows from operations improved quarter to quarter due to a decrease in working capital, specifically accounts receivable and inventories, which was partially offset by the lower operating results.

Cash Flows from Investing Activities First quarter 1998 capital expenditures increased significantly to $7.0 million compared to $1.6 million in the first quarter of 1997. The increase in capital expenditures reflects spending on environmental compliance projects and implementation of year 2000 compatible computer software and infrastructure.

Cash Flow from Financing Activities Pursuant to its Amended and Restated Agreement of Limited Partnership, the Partnership is required to make quarterly distributions to Unitholders and the General Partner of 100% of its Available Cash, if any. Available Cash means generally, with respect to any quarter, the sum of all cash receipts of the Partnership plus net reductions to reserves established in prior quarters, less all of its cash disbursements and net additions to reserves in such quarter. The General Partner may establish such reserves, as it deems necessary or appropriate in its reasonable discretion, to provide for the proper conduct of the business of the Partnership or the Operating Partnership and to stabilize distributions of cash to Unitholders and the General Partner and such other reserves as are necessary to comply with the terms of any agreement or obligation of the Partnership.

Cash distributions of $3.7 million were made during the first quarters of 1998 and 1997. These amounts reflect the payment of cash distributions declared for the immediately preceeding quarters. Cash distributions with respect to interim periods are not necessarily indicative of cash distributions with respect to a full year. Moreover, due to cyclical nature of the Partnership's business, past cash distributions are not necessarily indicative of future cash distributions. On April 21, 1998, the General Partner determined that no cash distribution would be declared for the first quarter of 1998.

The cyclical nature of the Partnership's business as well as various seasonality factors have a significant impact on its results of operations and, therefore, on its ability to make cash distributions on a quarterly basis. In addition, the amount of Available Cash constituting Cash from Operations for any period does not necessarily correlate directly with net income for such period because various items and transactions affect net income but do not affect Available Cash constituting Cash from Operations, while changes in working capital items (including receivables, inventories, accounts payable and other items) generally do not affect net income but do affect such Available Cash. Moreover, as provided for in the Partnership Agreements with respect to the Partnership and the Operating Partnership, certain reserves may be established which affect Available Cash constituting Cash from Operations but do not affect cash balances in financial statements. Such reserves have generally been used to set cash aside for debt service, capital expenditures and other accrued items.

Liquidity

Adverse business conditions across the Partnership's three product groups have considerably reduced its sales revenues and operating margins and caused the Partnership to incur net losses over the past several quarters. Unless business conditions broadly improve, industry overcapacity affecting all of the Partnership's product groups is likely to cause narrow operating margins to persist throughout the remainder of the year, even if raw material prices continue to decline. These narrow operating margins, combined with the Operating Partnership's capital expenditure needs (which are anticipated to be in the range of $5 to $8 million per quarter for the remainder of the year) and debt service requirements, along with restrictions in the Credit Agreement and Indenture as discussed below, make it highly unlikely that the Partnership will be in a position to resume making quarterly cash distributions in 1998.

The Operating Partnership and several lending institutions are parties to a Credit Agreement (the "Credit Agreement"), dated as of December 19, 1997 which provides for a revolving credit facility of $100 million (the "Revolving Credit Facility"). As of March 31, 1998, the Operating Partnership had $25 million outstanding under the Revolving Credit Facility.

On May 1, 1995, the Operating Partnership issued $200 million aggregate principal amount of 9.5% Notes due 2005 (the "Notes") pursuant to an Indenture dated as of May 1, 1995. The Notes are senior unsecured obligations of the Operating Partnership.

Historically, the Operating Partnership has funded working capital requirements, capital expenditures and other cash requirements primarily through cash flow from operations and borrowings under the Credit Agreement. The General Partner believes that, absent a default under the Credit Agreement (the possibility of which is discussed below), operating cash flows and the additional borrowing capacity under the Credit Agreement will be sufficient to fund the Operating Partnership's cash needs.

The Credit Agreement contains financial covenants with which the Operating Partnership must comply in order to prevent a default. A default under the Credit Agreement could have serious adverse consequences on the Operating Partnership, including the inability to continue to borrow under the Credit Facility, which in turn would have serious adverse consequences on the Partnership. Financial covenant compliance under the Credit Agreement is measured quarterly, and the Operating Partnership was in compliance with these covenants at the end of the first quarter. The next measurement date occurs at the end of the second quarter on June 30, 1998. Due to recent quarterly losses and the current outlook for the second quarter of 1998, General Partner currently believes that at the end of the second quarter the Operating Partnership will be out of compliance with certain financial covenants contained in the Credit Agreement and, based on current estimates, will be out of compliance with these financial covenants over the next several quarters as well. The General Partner has begun discussions with representatives of the lending institutions which are parties to the Credit Agreement regarding the need for certain waivers or amendments thereto prior to June 30, 1998. While the General Partner anticipates that the Operating Partnership will be able to obtain sufficient waivers or amendments to the Credit Agreement, it is expected that this may result in additional borrowing costs or other changes to the Credit Agreement. However, no assurance can be given regarding such waivers or amendments.

In addition, under the Credit Agreement and the Indenture, the Operating Partnership is generally prevented from making cash distributions to the Partnership unless it maintains certain financial ratios specified therein. Due to recent quarterly losses, and the current outlook for the second quarter of 1998, it is currently estimated that the Operating Partnership will not maintain such financial ratios at the end of the second quarter and for the next several quarters thereafter. In that case, the Operating Partnership will be prevented from making quarterly cash distributions to the Partnership. In the absence of quarterly cash distributions from the Operating Partnership, the Partnership will be unable to make quarterly cash distributions to Unitholders and to the General Partner. In addition, because such financial ratios are measured over a trailing four quarter period, it is expected to take several quarters of profitable operating results by the Operating Partnership to permit the resumption of quarterly distributions to the Partnership and therefore the resumption of quarterly distributions by the Partnership to Unitholders and the General Partner. However, no assurance can be given regarding the resumption of such cash distributions.

Forward-Looking Statements

Certain statements in this Form 10-Q are forward-looking. These can be identified by the use of forward-looking words or phrases such as "believe", "expect", and "potential" among others and include statements regarding the business outlook for the Operating Partnership and its ability to fund its cash needs. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. While these forward-looking statements are based on the Partnership's reasonable current expectations, a variety of risks, uncertainties and other factors, including many which are outside the control of the Partnership, could cause the Partnership's actual results to differ materially from the anticipated results or expectations expressed in such forward-looking statements. The risks, uncertainties and other factors that may affect the operations, performance, development and results of the Partnership include changes in the demand for and pricing of its commodity products, changes in industry production capacities, changes in the supply of and costs of its significant raw materials, and changes in applicable environmental, health and safety laws and regulations.


                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

There is incorporated by reference herein the information regarding legal proceeding in Item 3 of Part 1 of the Partnership's 1997 Annual Report on Form 10-K and Note 2 to the consolidated condensed financial statements in Part 1 hereof.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.



SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        BORDEN CHEMICALS AND PLASTICS
                        LIMITED PARTNERSHIP
                        By BCP Management, Inc.,
                        its General Partner


                    By:           Christopher L. Nagel
                           ------------------------------------
                                  Christopher L. Nagel
                        Vice President, Chief Financial Officer and Treasurer Principal Accounting Officer



May 8, 1998