Form 10-Q
period 1998-06-30
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 1998-08-12
CIK 821202

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


                                  ------------

     Number of Common Units outstanding as of the close of business on August 7, 1998: 36,750,000.

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                           Three Months Ended
                                                           ------------------

                                                           JUNE 30,   JUNE 30,
                                                               1998       1997
                                                           --------   --------
REVENUES
  Net trade sales................................          $126,116   $152,558
  Net sales to related parties...................            20,196     37,218
                                                           --------   --------

     Total revenues..............................           146,312    189,776
                                                           --------   --------




EXPENSES
  Cost of goods sold
        Trade....................................           121,462    125,926
        Related parties..........................            20,483     29,704
  Marketing, general & administrative expense....             6,637      6,338
  Interest expense...............................             5,565      5,243
  General Partner incentive......................                 0        794
  Other (income) expense, including minority
        interest.................................               (14)       525
                                                           --------   --------

             Total expenses                                 154,133    168,530
                                                           --------   --------

  Net (loss) income...............................           (7,821)    21,246
       Less 1% General Partner interest...........               78       (212)
                                                           --------   --------
  Net (loss) income applicable to Limited Partners'
        interest..................................         $ (7,743)  $ 21,034
                                                           ========   ========


PER UNIT DATA-BASIC, NET OF 1% GENERAL PARTNER INTEREST
  Net (loss) income per Unit......................           $(0.21)     $0.57
                                                           ========   ========

  Average number of Units outstanding during the period      36,750     36,750
                                                           ========   ========

  Cash distribution declared per Unit.............            $0.00      $0.45
                                                           ========   ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                                    Six Months Ended
                                                                    -----------------

                                                                   June 30,   June 30,
                                                                       1998       1997
                                                                   --------   --------
REVENUES
  Net trade sales.................................                 $254,252   $315,475
  Net sales to related parties....................                   45,571     68,983
                                                                   --------   --------

        Total revenues............................                  299,823    384,458
                                                                   --------   --------

EXPENSES
  Cost of goods sold
        Trade.....................................                  248,409    283,868
        Related parties...........................                   44,832     59,799
  Marketing, general & administrative expense.....                   12,369     11,779
  Interest expense................................                   10,392     10,493
  General Partner incentive.......................                        0        794
  Other (income) expense, including minority
        interest..................................                      (34)       886
                                                                   --------   --------

             Total expenses.......................                  315,968    367,619
                                                                   --------   --------

  Net (loss) income...............................                  (16,145)    16,839
       Less 1% General Partner interest...........                      161       (168)
                                                                   --------   --------
  Net (loss) income applicable to Limited Partners'
        interest..................................                 $(15,984)  $ 16,671
                                                                   ========   ========


PER UNIT DATA-BASIC, NET OF 1% GENERAL PARTNER INTEREST
  Net (loss) income per Unit......................                   $(0.43)     $0.45
                                                                   ========   ========

  Average number of Units outstanding during the period              36,750     36,750
                                                                   ========   ========

  Cash distribution declared per Unit.............                    $0.00      $0.55
                                                                   ========   ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                 Six Months Ended
                                                                 -----------------
                                                              June 30,       June 30,
                                                                1998           1997
                                                              ----------     ---------
CASH FLOWS FROM OPERATIONS

Net (loss) income.................................               $ (16,145)  $ 16,839

Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
  Depreciation....................................                  16,198     24,949
  Decrease (increase) in receivables..............                  11,195    (10,494)
  Decrease (increase) in inventories..............                   9,171     (7,762)
  (Decrease) increase in payables.................                 (16,165)       181
  Increase in incentive distribution payable......                       0        794
  (Decrease) in accrued interest..................                      (5)       (18)
   Other, net.....................................                 ( 7,447)   ( 3,030)
                                                                 ---------   --------

                                                                    (3,198)    21,459
                                                                 ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures............................                ( 14,954)    (4,178)
                                                                 ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings........................                  35,000          0
  Cash distributions paid.........................                  (3,712)    (7,424)
                                                                 ---------   --------
                                                                    31,288     (7,424)
                                                                 ---------   --------

Increase in cash and equivalents..................                  13,136      9,857

Cash and equivalents at beginning of period.......                   7,528     10,867
                                                                 ---------   --------

Cash and equivalents at end of period.............               $  20,664   $ 20,724
                                                                 =========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the period...................                 10,774      $10,511
                                                                 =========   ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                         ASSET                               JUNE 30, 1998   DECEMBER 31, 1997
                         -----                               --------------  ------------------

Cash and equivalents..............................               $  20,664           $   7,528
Accounts receivable (less allowance for doubtful accounts
  of $414 and $475, respectively)
  Trade...........................................                  68,969              72,718
  Related parties.................................                  14,295              21,741
Inventories
  Finished and in process goods...................                  26,186              33,686
  Raw materials and supplies......................                   7,644               9,315
Other current assets..............................                   4,705               4,380
                                                                 ---------           ---------
  Total current assets............................                 142,463             149,368
                                                                 ---------           ---------

Investments in and advances to affiliated companies                  8,078               7,834
Other assets......................................                  57,425              52,784
                                                                 ---------           ---------
                                                                    65,503              60,618
                                                                 ---------           ---------

Plant, property and equipment
  Land............................................                  15,952              15,952
  Buildings.......................................                  45,050              45,050
  Machinery and equipment.........................                 677,003             662,050
                                                                 ---------           ---------
                                                                   738,005             723,052
Less accumulated depreciation.....................                (449,049)           (432,852)
                                                                 ---------           ---------
  Net plant, property and equipment                                288,956             290,200
                                                                 ---------           ---------

    Total assets                                                 $ 496,922           $ 500,186
                                                                 =========           =========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts and drafts payable.......................               $  40,837           $  57,002
Cash distributions payable........................                       0               3,712
Accrued interest..................................                   3,204               3,209
Other accrued liabilities.........................                  19,450              21,111
                                                                 ---------           ---------
  Total current liabilities.......................                  63,491              85,034

Long-term debt....................................                 260,000             225,000
Other liabilities.................................                   5,349               5,760
Minority interest in consolidated subsidiary......                   1,149               1,314
                                                                 ---------           ---------
  Total liabilities...............................                 329,988             317,108
                                                                 ---------           ---------

Partners' capital
  Limited Partners................................                 166,734             182,718
  General Partner.................................                     199                 360
                                                                 ---------           ---------
     Total partners' capital......................                 166,933             183,078
                                                                 ---------           ---------

    Total liabilities and partners' capital.......               $ 496,922           $ 500,186
                                                                 =========           =========


               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (UNAUDITED)
                                 (IN THOUSANDS)




                                                                 LIMITED    GENERAL
                                                                 PARTNERS   PARTNER       TOTAL
                                                                  --------   ------    --------
Balance at December 31, 1996 ......................               $207,680   $  620    $208,300
   Net income  ..............................................       16,671      168      16,839
   Cash distributions declared  ........................           (20,213)   (  212)   (20,425)
                                                                  --------   ------    --------
Balance at June 30, 1998  .........................               $204,138   $  576    $204,714
                                                                  ========   ======    ========


Balance at December 31, 1997  .....................               $182,718   $  360    $183,078
   Net loss  ..............................................        (15,984)    (161)    (16,145)
   Cash distributions declared  ........................                 0        0           0
                                                                  --------   ------    --------
Balance at June 30, 1998  .........................               $166,734   $  199    $166,933
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

Effective for the quarter ended March 31, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". There were no items of other comprehensive income for the six months ended June 30, 1998 and 1997, respectively.

In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This statement requires the capitalization of certain costs incurred to develop internal use software. The Partnership is required to adopt the provisions of SOP 98-1 beginning January 1, 1999 but has elected to adopt the provisions of the statement for internal use software developed or acquired during 1998.

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires certain disclosures about segment information in interim and annual financial statements and related information about products and services, geographic areas and major customers. The Partnership must adopt the provisions of SFAS No. 131 for its consolidated financial statements for the year ending December 31, 1998. The adoption of this statement will not affect the Partnership's financial position, results of operations or cash flows; changes in the form and content of its financial statement disclosures may be required.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires all derivative instruments to be recognized in the balance sheet as either assets or liabilities and measured at fair value. The Partnership must adopt the provisions of SFAS No. 133 for the year ending December 31, 2000. The adoption of the statement is not expected to have a material effect on the Partnership's financial position.

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

In 1985, the LDEQ and Borden, Inc. ("Borden") entered into a settlement agreement ("Settlement Agreement") that called for the implementation of a long-term groundwater and soil remediation program at the Geismar complex to address contaminants, including ethylene dichloride ("EDC"). Borden and the Partnership implemented the Settlement Agreement, and worked in cooperation with the LDEQ to remediate the groundwater and soil contamination. The Settlement Agreement contemplated, among other things, that Borden would install a series of groundwater monitoring and recovery wells and recovery trench systems. Borden has paid substantially all the costs to date associated with the Settlement Agreement under the provisions of an Environmental Indemnity Agreement among Borden, the Partnership and the Operating Partnership (the " EIA"). The Consent Decree establishes new guidelines for remediation of groundwater and soil contamination that was identified by the Settlement Agreement; all future remediation of this groundwater and soil contamination will be performed under the terms of the Consent Decree. Remediation costs incurred under the Consent Decree, which are expected to be several million dollars, are expected to be paid by Borden.

The terms of the Consent Decree also settle all federal and state civil issues regarding the export of partially depleted mercuric chloride catalyst.

On June 11, 1998, the terms of the Consent Decree were accepted into record and the proceedings were closed. Payment of the civil penalty was made on July 9, 1998. In light of the $4.0 million provision previously established for potential environmental liabilities and Borden's obligation under the EIA to pay for the remediation program, the terms of the Consent Decree are not expected to have a material effect on the Partnership's financial position or results of operations.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
--------------

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997

Revenues

Total revenues during the second quarter of 1998 decreased $43.5 million or 22.9% to $146.3 million from $189.8 million in the second quarter of 1997. This decrease was the result of a $24.0 million decrease in PVC Polymers Products revenues, a $16.6 million decrease in Methanol and Derivatives revenues and a $2.9 million decrease in Nitrogen Products revenues.

Total revenues for PVC Polymers Products decreased $24.0 million as a result of a 20.7% decrease in selling prices, partially offset by a 2.0% increase in sales volumes. Excess supply of PVC in the market, exacerbated by on-going lower demand levels in many countries in the Far East region, has continued to put downward pressure on selling prices and intensified competitive market conditions.

Total revenues for Methanol and Derivatives decreased $16.6 million as a result of a 49.4% decrease in selling prices, partially offset by a 22.2% increase in sales volumes. Selling prices fell dramatically during the first quarter of 1998, and eroded slightly in the second quarter of 1998. Normalization of supply in the market in 1998, after continued disruptions in 1997, has created excess supply conditions which put severe downward pressure on selling prices.

Total revenues for Nitrogen Products decreased $2.9 million as a result of a 14.7% decrease in sales prices. Increases in production supply in 1997 and a decrease in imports of urea into China have put downward pressure on selling prices.

Cost of Goods Sold

Total cost of goods sold decreased $13.7 million to $141.9 million in the current period from $155.6 million in the year-ago period. The decrease was primarily due to significant declines in the costs of chlorine and purchased VCM, as well as a decrease in the cost of ethylene. These raw material cost decreases were partially offset by an increase in the cost of natural gas and a slight increase in sales volumes. Expressed as a percentage of total revenues, cost of goods sold increased to 97.0% of total revenues in the second quarter of 1998 from 82% in the second quarter of 1997, due to the significant decrease in selling prices discussed above.

Gross margins for PVC Polymers Products decreased 73.4% as a result of the decline in selling prices and sales volumes discussed above.

Gross margins for Methanol and Derivatives decreased 99.0% as a result of the decreased selling prices and volumes discussed above.

Gross margins for Nitrogen Products decreased 78.1% as a result of the decreased selling prices and volumes discussed above.

Incentive Distribution to General Partner

There was no incentive distribution to the General Partner generated during either the first or second quarter of 1998 as there were no cash distributions declared to the Unitholders during these periods. An incentive distribution to the General Partner of $0.8 million was generated during the second quarter of 1997 as a result of cash distributions to Unitholders of $0.45 per unit, which exceeded the Target Distribution of $0.3647 per unit.

Net Income (Loss)

Net loss for the second quarter of 1998 was $7.8 million compared to net income of $21.2 million for the second quarter of 1997. As discussed above, the primary reason for the decline in operating performance was significantly lower selling prices across all three major product groups, partially offset by declining raw material costs.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Revenues

Total revenues for the first six months of 1998 decreased $84.6 million or 22.0% to $299.8 million from $384.5 million for the comparable period a year ago. Total revenues for PVC Polymers Products decreased $47.2 million as a result of a 13.3% decrease in selling prices a 6.0% decrease in sales volumes. Total revenues for Methanol and Derivatives decreased $25.1 million as a result of a 28.7% decrease in selling prices on comparable volumes. Total revenues for Nitrogen Products decreased $12.4 million as a result of a 25.6% decrease in selling prices combined with a 5.8% decrease in sales volumes.

Cost of Goods Sold

Total cost of goods sold decreased $50.4 million to $293.2 million for the first six months of 1998 from $343.7 million in the year-ago period. The decrease was primarily due to declines in the costs of major raw materials period to period, including natural gas, ethylene, chlorine and purchased VCM, as well as a decrease in sales volumes. Expressed as a percentage of total revenues, cost of goods sold increased to 97.8% of total revenues for the first half of 1998 from 89.4% in the first half of 1997, due to the significant decrease in selling prices discussed above.

Gross margins for PVC Products decreased 87.7% as a result of the decline in selling prices and sales volumes discussed above.

Gross margins for Methanol and Derivatives decreased 68.1% as a result of the decreased selling prices discussed above.

Gross margins for Nitrogen Products decreased 162.8% to a negative position as a result of the decreased selling prices and volumes discussed above.

Incentive Distribution to General Partner

There was no incentive distribution to the General Partner generated during either the first or second quarter of 1998 as there were no cash distributions declared to the Unitholders during these periods. An incentive distribution to the General Partner of $0.8 million was generated during the second quarter of 1997 as a result of cash distributions to Unitholders exceeding the Target Distribution.

Net Income (Loss)

Net loss for the first half of 1998 was $16.1 million compared to net income of $16.8 million for the first half of 1997. As discussed above, the primary reason for the decline in operating performance was significantly lower selling prices across all three major product groups, partially offset by declining raw material costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations. The Partnership used $3.2 million of cash for operations during the first six months of 1998 compared to generating cash from operations of $21.5 million in the first six months of 1997. Cash flows from operations declined period to period due to significantly lower earnings, which were partially offset by a favorable change in working capital, specifically accounts receivable and inventories.

Cash Flows from Investing Activities. Capital expenditures for the first six months of 1998 increased significantly to $15.0 million compared to $4.2 million for the same period a year ago. The increase in capital expenditures reflects spending on environmental compliance projects and implementation of year 2000 compatible computer software and infrastructure.

Cash Flow from Financing Activities. During the first half of 1998, the Partnership borrowed $35 million to fund operations and capital expenditures. See further discussion in "Liquidity".

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

A cash distribution of $3.7 million was made during the first quarter of 1998; cash distributions of $3.7 million also were made during each of the first and second quarters of 1997. These amounts reflect the payment of cash distributions declared for the immediately preceeding quarters. Cash distributions with respect to interim periods are not necessarily indicative of cash distributions with respect to a full year. Moreover, due to the cyclical nature of the Partnership's business, past cash distributions are not necessarily indicative of future cash distributions. The General Partner determined that no cash distributions would be declared for the first and second quarters of 1998.

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

Liquidity

Adverse business conditions across the Partnership's three product groups have considerably reduced its sales revenues and operating margins and caused the Partnership to incur net losses over the past several quarters. Unless business conditions broadly improve, industry overcapacity affecting all of the Partnership's product groups is likely to cause narrow operating margins to persist throughout the remainder of the year, even if raw material prices continue to decline. These narrow operating margins, combined with the Partnership's capital expenditure needs (which are anticipated to be in the range of $5 to $8 million per quarter for the remainder of the year) and debt service requirements, along with restrictions in the Credit Agreement and Indenture as discussed below, make it highly unlikely that the Partnership will resume making quarterly cash distributions in 1998.

The Operating Partnership and several lending institutions are parties to a Credit Agreement (the "Credit Agreement"), dated as of December 19, 1997 which provides for a revolving credit facility of $100 million (the "Revolving Credit Facility"). As of June 30, 1998, the Operating Partnership had $60 million outstanding under the Revolving Credit Facility.

On May 1, 1995, the Operating Partnership issued $200 million aggregate principal amount of 9.5% Notes due 2005 (the "Notes") pursuant to an Indenture dated as of May 1, 1995 (the "Indenture"). The Notes are senior unsecured obligations of the Operating Partnership.

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

The Credit Agreement contains financial covenants with which the Operating Partnership must comply in order to prevent a default. A default under the Credit Agreement could have serious adverse consequences on the Operating Partnership, including the inability to continue to borrow under the Revolving Credit Facility, which in turn would have serious adverse consequences on the Partnership. Financial covenant compliance under the Credit Agreement is measured quarterly.

The Operating Partnership was not in compliance with the financial covenants of the Credit Agreement at the end of the second quarter of 1998. Effective June 30, 1998, the Credit Agreement was amended (the "Amendment") to provide for a waiver of the non-compliance with the financial covenants for the second quarter of 1998. The Amendment also provides for revised financial covenants for the third and fourth quarters of 1998 and the first quarter of 1999.

Given current business conditions, particularly the instability of selling prices and the unpredictability of natural gas costs, no assurance can be given that the Operating Partnership will be in compliance with the amended financial covenants at the end of the third quarter of 1998 or any quarter thereafter. If the Operating Partnership were able to obtain additional waivers or amended covenants for any such noncompliance, it is likely that such waivers or amended covenants would require additional borrowing costs, collateralizing outstanding borrowings, or other changes to the Credit Agreement.

In addition, under the Credit Agreement and the Indenture, the Operating Partnership is generally prevented from making cash distributions to the Partnership unless it maintains certain financial ratios specified therein. Due to recent quarterly losses, the Operating Partnership did not maintain such financial ratios at the end of the second quarter. As such, the Operating Partnership is prevented from making quarterly cash distributions to the Partnership for the quarter ended June 30, 1998. Given the current outlook, it is unlikely that the Operating Partnership will be in compliance with these ratios for the next several quarters as well, and will be precluded from making cash distributions to the Partnership during this period. In the absence of quarterly cash distributions from the Operating Partnership, the Partnership will be unable to make quarterly cash distributions to Unitholders and to the General Partner. In addition, because such financial ratios are measured over a trailing four quarter period, it is expected to take several quarters of profitable operating results by the Operating Partnership to permit the resumption of quarterly distributions to the Partnership and therefore the resumption of quarterly distributions by the Partnership to Unitholders and the General Partner. However, no assurance can be given regarding the resumption of such cash distributions.

Capital Expenditures

Similar to other business entities, the Partnership will be impacted by the inability of its computer application software programs, as well as certain date-sensitive devices, to properly identify the year 2000 due to a commonly used programming convention of using only two digits to identify a year. Unless modified or replaced, these programs and devices could fail or create erroneous results when referencing the year 2000.

Management is assessing the extent and impact of this issue for both financial and non-financial systems and has developed an action plan to mitigate the possibility of business interruption or other risks. Management believes that the most significant year 2000 business risk to the Partnership relates to the current financial system applications. Accordingly, an enterprise-wide implementation of year 2000 compliant software has been initiated. The anticipated cost associated with this enterprise-wide implementation is approximately $16.2 million. Date-sensitive devices in non-financial applications are currently being identified and modified or replaced. Management currently does not anticipate any significant business interruption or other adverse impacts related to the year 2000 issue.

Forward-Looking Statements

Certain statements in this Form 10-Q are forward-looking. These can be identified by the use of forward-looking words or phrases such as "believe", "expect", "may", and "potential" among others and include statements regarding the business outlook for the Operating Partnership and its ability to fund its cash needs. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. While these forward-looking statements are based on the Partnership's reasonable current expectations, a variety of risks, uncertainties and other factors, including many which are outside the control of the Partnership, could cause the Partnership's actual results to differ materially from the anticipated results or expectations expressed in such forward-looking statements. The risks, uncertainties and other factors that may affect the operations, performance, development and results of the Partnership include changes in the demand for and pricing of its commodity products, changes in industry production capacities, changes in the supply of and costs of its significant raw materials, and changes in applicable environmental, health and safety laws and regulations.



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

There is incorporated by reference herein the information regarding legal proceeding in Item 3 of Part 1 of the Partnership's 1997 Annual Report on Form 10-K and Note 2 to the consolidated financial statements in Part 1 hereof.



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

On July 21, 1998, the Partnership filed a Form 8-K under Item 5 to disclose the Amendment, dated as of June 30, 1998, to the Credit Agreement dated as of December 19, 1997.

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


                                         BORDEN CHEMICALS AND PLASTICS
                                         LIMITED PARTNERSHIP
                                         By BCP Management, Inc.,
                                         its General Partner


                                     By: ________________________
                                             Christopher L. Nagel
                                         Vice President, Chief Financial Officer
                                         and Treasurer
                                         Principal Accounting Officer



August 12, 1998