Form 10-Q
period 1998-09-30
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 1998-11-05
CIK 821202

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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


                                    ----------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ----     ----.

                                    ----------


     Number of Common Units outstanding as of the close of business on November 6, 1998: 36,750,000.

===============================================================================

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                                   THREE MONTHS ENDED
                                                             -------------------------------

                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1998             1997
                                                                 -------         --------
REVENUES
  Net trade sales..............................................   $100,247         $147,140
  Net sales to related parties.................................     18,775           33,750
                                                                  --------         --------

        Total revenues.........................................    119,022          180,890
                                                                  --------         --------

EXPENSES
  Cost of goods sold
        Trade..................................................     98,038          138,508
        Related parties........................................     18,655           29,948
  Marketing, general & administrative expense..................      6,466            6,067
  Interest expense.............................................      5,981            5,217
  General Partner incentive....................................          0                0
  Other (income) expense, including minority
        interest...............................................     (1,213)           2,212
                                                                  --------         --------

             Total expenses....................................    127,927          181,952
                                                                  --------         --------

  Net (loss)...................................................     (8,905)          (1,062)
       Less 1% General Partner interest........................         89               10
                                                                  --------         --------
  Net (loss) applicable to Limited Partners'
        interest...............................................   $ (8,816)         ($1,052)
                                                                  ========         ========


PER UNIT DATA-BASIC, NET OF 1% GENERAL PARTNER INTEREST
  Net (loss) per Unit..........................................     $(0.24)          $(0.03)
                                                                  ========         ========

  Average number of Units outstanding during the period........     36,750           36,750
                                                                  ========         ========

  Cash distribution declared per Unit..........................      $0.00            $0.18
                                                                  ========         ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                                    NINE MONTHS ENDED
                                                               ------------------------------

                                                               SEPTEMBER 30,    SEPTEMBER 30,
                                                                    1998             1997
                                                                  --------         --------
REVENUES
  Net trade sales........................................         $354,500         $462,615
  Net sales to related parties...........................           64,346          102,733
                                                                  --------         --------

     Total revenues......................................          418,846          565,348
                                                                  --------         --------



EXPENSES
  Cost of goods sold
        Trade............................................          346,447          422,376
        Related parties..................................           63,487           89,747
  Marketing, general & administrative expense............           18,835           17,846
  Interest expense.......................................           16,373           15,710
  General Partner incentive..............................                0              794
  Other (income) expense, including minority
        interest.........................................           (1,247)           3,098
                                                                  --------         --------

             Total expenses..............................          443,895          549,571
                                                                  --------         --------

  Net (loss) income......................................          (25,049)          15,777
       Less 1% General Partner interest..................              250             (158)
                                                                  --------         --------
  Net (loss) income applicable to Limited Partners'
        interest.........................................         $(24,799)        $ 15,619
                                                                  ========         ========


PER UNIT DATA-BASIC, NET OF 1% GENERAL PARTNER INTEREST
  Net (loss) income per Unit.............................           $(0.67)           $0.42
                                                                  ========         ========

  Average number of Units outstanding during the period..           36,750           36,750
                                                                  ========         ========

  Cash distribution declared per Unit....................            $0.00            $0.73
                                                                  ========         ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                    NINE MONTHS ENDED
                                                            -----------------------------------
                                                              SEPTEMBER 30,      SEPTEMBER 30,
                                                                   1998               1997
                                                            ------------------   --------------
CASH FLOWS FROM OPERATIONS

Net (loss) income................................             $ (25,049)              $ 15,777

Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
  Depreciation...................................                24,297                 37,462
  Decrease (increase) in receivables.............                20,206                (13,751)
  Decrease in inventories........................                12,926                  2,223
  (Decrease) in payables.........................               (20,858)                (9,259
  (Increase) in accrued interest.................                 4,604                  4,748
   Other, net....................................                (7,132)                   (82)
                                                              ---------               --------

                                                                  8,994                 37,118
                                                              ---------               --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures...........................               (26,217)                (8,918)
                                                              ---------               --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings.......................                53,700                      0
  Cash distributions paid........................                (3,712)               (24,137)
                                                              ---------               --------
                                                                 49,988                (24,137)
                                                                                      --------

Increase in cash and equivalents.................                32,765                  4,063

Cash and equivalents at beginning of period......                 7,528                 10,867
                                                              ---------               --------

Cash and equivalents at end of period............             $  40,293               $ 14,930
                                                              =========               ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the period..................             $  12,146               $ 10,962
                                                              =========               ========

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

             ASSETS                                             SEPTEMBER 30, 1998    DECEMBER 31, 1997
             ------                                            -------------------   ------------------
Cash and equivalents.....................................          $  40,293            $   7,528
Accounts receivable (less allowance for doubtful accounts
  of $1,225 and $475, respectively)
  Trade..................................................             60,004               72,718
  Related parties........................................             14,249               21,741
Inventories
  Finished and in process goods..........................             23,095               33,686
  Raw materials and supplies.............................              6,980                9,315
Other current assets.....................................              5,487                4,380
                                                                   ---------            ---------
  Total current assets...................................            150,108              149,368
                                                                   ---------            ---------

Investments in and advances to affiliated companies......              7,767                7,834
Other assets.............................................             54,193               52,784
                                                                   ---------            ---------
                                                                      61,960               60,618
                                                                   ---------            ---------

Plant, property and equipment
  Land...................................................             15,952               15,952
  Buildings..............................................             45,050               45,050
  Machinery and equipment................................            688,266              662,050
                                                                   ---------            ---------
                                                                     749,268              723,052
Less accumulated depreciation............................           (457,148)            (432,852)
                                                                   ---------            ---------
  Net plant, property and equipment......................            292,120              290,200
                                                                   ---------            ---------

    Total assets.........................................          $ 504,188            $ 500,186
                                                                   =========            =========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Accounts and drafts payable..............................          $  36,144            $  57,002
Cash distributions payable...............................                  0                3,712
Accrued interest.........................................              7,813                3,209
Other accrued liabilities................................             20,543               21,111
                                                                   ---------            ---------
  Total current liabilities..............................             64,500               85,034

Long-term debt...........................................            278,700              225,000
Other liabilities........................................              1,901                5,760
Minority interest in consolidated subsidiary.............              1,058                1,314
                                                                   ---------            ---------
  Total liabilities......................................            346,159              317,108
                                                                   ---------            ---------

Partners' capital
  Limited Partners.......................................            157,919              182,718
  General Partner........................................                110                  360
                                                                   ---------            ---------
     Total partners' capital.............................            158,029              183,078
                                                                   ---------            ---------

     Total liabilities and partners' capital..............         $ 504,188            $ 500,186
                                                                   =========            =========


               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                    LIMITED      GENERAL
                                                                    PARTNERS     PARTNER   TOTAL
                                                                    --------    --------   -----


Balance at December 31, 1996...........................             $207,680    $  620     $208,300
   Net income..........................................               15,619       158       15,777
   Cash distributions declared.........................              (26,828)    ( 279)     (27,107)
                                                                    --------    ------     --------
Balance at September 30, 1997..........................             $196,471    $  499     $196,970
                                                                    ========    ======     ========


Balance at December 31, 1997...........................             $182,718    $  360     $183,078
   Net loss............................................              (24,799)     (250)     (25,049)
   Cash distributions declared.........................                    0         0            0
                                                                    --------    ------     --------
Balance at September 30, 1998..........................             $157,919    $  110     $158,029
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

Effective for the quarter ended March 31, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". There were no items of other comprehensive income for the nine months ended September 30, 1998 and 1997, respectively.

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

The Consent Decree provides for payment of a civil penalty of $3.6 million and funding of $0.4 million for community based environmental programs, but it does not include any admission of wrongdoing. The Consent Decree also provides for a specific and detailed program of groundwater investigation and other remediation at the Geismar facility that is consistent with various actions undertaken previously, currently being undertaken, and planned to be undertaken in the future, by the Partnership. Under certain circumstances, the Environmental

Protection Agency ("EPA") and the Louisiana Department of Environmental Quality (the "LDEQ") may require investigation and remediation beyond the specific terms of the agreement. The Partnership, however, believes that the technical information and knowledge regarding the nature of contamination at the site, and the need for remediation, make it unlikely that investigation and remediation beyond that which the Partnership has already planned for and is contemplated by the Consent Decree will be required. The Consent Decree also provides that the Partnership will undertake a Supplemental Environmental Project to decommission its underground injection wells and instead subject the waste to innovative source reduction. The estimated cost of the project to the Partnership is $3.0 million. The Partnership also agreed to apply for a RCRA permit for its VCR unit and related tanks.

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

On June 11, 1998, the terms of the Consent Decree were accepted into record and the proceedings were closed. Payment of the civil penalty was made on July 9, 1998. In light of the $4.0 million provision previously established for potential environmental liabilities and Borden's obligation under the EIA to pay for the remediation program, the terms of the Consent Decree are not expected to have a material effect on the Partnership's financial position or results of operations. All other obligations required under the Consent Decree to date have been fulfilled.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
--------------

RESULTS OF OPERATIONS
QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

Revenues

Total revenues during the third quarter of 1998 decreased $61.9 million or 34.2% to $119.0 million from $180.9 million in the third quarter of 1997. This decrease was the result of a $36.6 million decrease in PVC Polymers Products revenues, a $18.6 million decrease in Methanol and Derivatives revenues and a $6.7 million decrease in Nitrogen Products revenues.

Total revenues for PVC Polymers Products decreased $36.6 million as a result of a 20.9% decrease in selling prices, and a 11% decrease in sales volumes. Excess supply of PVC in the market, exacerbated by on-going lower demand levels in many countries in the Far East region, has continued to put downward pressure on selling prices and intensified competitive market conditions.

Total revenues for Methanol and Derivatives decreased $18.6 million as a result of a 41.3% decrease in selling prices, and a 6.8% decrease in sales volumes. Normalization of supply in the market in 1998, after continued disruptions in 1997, has created excess supply conditions which put severe downward pressure on selling prices.

Total revenues for Nitrogen Products decreased $6.7 million as a result of a 8.7% decrease in sales prices and 29% reduction in volume. Increases in production supply in 1997 and a decrease in imports of urea into China have put downward pressure on selling prices and volumes.

Cost of Goods Sold

Total cost of goods sold decreased $51.8 million to $116.7 million in the current period from $168.5 million in the year-ago period. The decrease was a combination of lower sales volumes and decreases in all major raw materials lead by a significant decline in the costs of chlorine. Expressed as a percentage of total revenues, cost of goods sold increased to 98.1% of total revenues in the third quarter of 1998 from 93.1% in the third quarter of 1997, due to the significant decrease in selling prices discussed above.

Gross margins for all three product groups declined a total of $10.1 million as a result of the decreased selling prices and volumes discussed above.

Incentive Distribution to General Partner

There was no incentive distribution to the General Partner generated during the third quarter of 1998 and the third quarter of 1997.

Net Income (Loss)

Net loss for the third quarter of 1998 was $8.9 million compared to $1.1 million loss for the third quarter of 1997. As discussed above, the primary reason for the decline in operating performance was significantly lower selling prices across all three major product groups, partially offset by declining raw material costs.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues

Total revenues for the first nine months of 1998 decreased $146.5 million or 25.9% to $418.8 million from $565.3 million for the comparable period a year ago. Total revenues for PVC Polymers Products decreased $88.8 million as a result of a 15.1% decrease in selling prices and a 9.9% decrease in sales volumes. Total revenues for Methanol and Derivatives decreased $43.6 million as a result of a 30.7% decrease in selling prices on slightly lower volumes.

Total revenues for Nitrogen Products decreased $14.1 million as a result of a 19.7% decrease in selling prices combined with a 12.5% decrease in sales volumes.

Cost of Goods Sold

Total cost of goods sold decreased $102.2 million to $409.9 million for the first nine months of 1998 from $512.1 million in the year-ago period. The decrease was primarily due to declines in the costs of major raw materials period to period, including natural gas, ethylene, chlorine and purchased VCM, as well as a decrease in sales volumes. Expressed as a percentage of total revenues, cost of goods sold increased to 97.8% of total revenues for the nine months of 1998 from 90.6% in the same period of 1997, due to the significant decrease in selling prices discussed above.

Gross margins for all three product groups declined a total of $44.3 million as a result of the decreased selling prices and lower volumes as discussed above.

Incentive Distribution to General Partner

There was no incentive distribution to the General Partner generated during the first three quarters of 1998 as there were no cash distributions declared to the Unitholders during these periods. An incentive distribution to the General Partner of $0.8 million was generated during the second quarter of 1997 as a result of cash distributions to Unitholders exceeding the Target Distribution.

Net Income (Loss)

Net loss for the first nine months of 1998 was $25.0 million compared to net income of $15.8 million for the same period of 1997. As discussed above, the primary reason for the decline in operating performance was significantly lower selling prices across all three major product groups, partially offset by declining raw material costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations. The Partnership generated $9.0 million of cash for operations during the first nine months of 1998 compared to generating cash from operations of $37.1 million in the first nine months of 1997. Cash flows from operations declined period to period due to significantly lower earnings, which were partially offset by a favorable change in working capital, specifically accounts receivable and inventories.

Cash Flows from Investing Activities. Capital expenditures for the first nine months of 1998 increased significantly to $26.2 million compared to $8.9 million for the same period a year ago. The increase in capital expenditures reflects spending on environmental compliance projects and implementation of year 2000 compatible computer software and infrastructure.

Cash Flow from Financing Activities. During the first nine months of 1998, the Partnership borrowed $53.7 million to fund operations and capital expenditures. See further discussion in "Liquidity".

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

A cash distribution of $3.7 million was made during the first quarter of 1998; cash distributions of $3.7 million also were made during each of the first and second quarters of 1997. These amounts reflect the payment of cash distributions declared for the immediately preceeding quarters. Cash distributions with respect to interim periods are not necessarily indicative of cash distributions with respect to a full year. Moreover, due to the cyclical nature of the Partnership's business, past cash distributions are not necessarily indicative of future cash distributions. The General Partner determined that no cash distributions would be declared for the first three quarters of 1998.

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

Liquidity

Adverse business conditions across the Partnership's three product groups have considerably reduced its sales revenues and operating margins and caused the Partnership to incur net losses over the past several quarters. Unless business conditions broadly improve, industry overcapacity affecting all of the Partnership's product groups is likely to cause narrow operating margins to persist throughout the remainder of the year, even if raw material prices continue to decline. These narrow operating margins, combined with the Partnership's capital expenditure needs (which are anticipated to be in the range of $3 to $5 million per quarter) and debt service requirements, along with restrictions in the Credit Agreement and Indenture as discussed below, make it highly unlikely that the Partnership will resume making quarterly cash distributions in 1999.

The Operating Partnership and several lending institutions are parties to a Credit Agreement (the "Credit Agreement"), dated as of December 19, 1997 which provides for a revolving credit facility of $100 million (the "Revolving Credit Facility"). As of September 30, 1998, the Operating Partnership had $78.7 million outstanding under the Revolving Credit Facility.

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

In addition, under the Credit Agreement and the Indenture, the Operating Partnership is generally prevented from making cash distributions to the Partnership unless it maintains certain financial ratios specified therein. Due to recent quarterly losses, the Operating Partnership did not maintain such financial ratios at the end of the second quarter. As such, the Operating Partnership is prevented from making quarterly cash distributions to the Partnership for the quarter ended September 30, 1998. Given the current outlook, it is unlikely that the Operating Partnership will be in compliance with these ratios for the next several quarters as well, and will be precluded from making cash distributions to the Partnership during this period. In the absence of quarterly cash distributions from the Operating Partnership, the Partnership will be unable to make quarterly cash distributions to Unitholders and to the General Partner. In addition, because such financial ratios are measured over a trailing four quarter period, it is expected to take several quarters of profitable operating results by the Operating Partnership to permit the resumption of quarterly distributions to the Partnership and therefore the resumption of quarterly distributions by the Partnership to Unitholders and the General Partner. However, no assurance can be given regarding the resumption of such cash distributions.

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


                                         BORDEN CHEMICALS AND PLASTICS
                                         LIMITED PARTNERSHIP
                                         By BCP Management, Inc.,
                                         its General Partner


                                     By: /s/ Ronald B. Wiles
                                         ---------------------------------------
                                                    Ronald B. Wiles
                                         Vice President, Chief Financial Officer
                                         and Treasurer
                                         Principal Accounting Officer



October 29, 1998