Form 10-Q/A
period 1998-09-30
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 1998-11-06
CIK 821202

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q/A

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

                               Introductory Note
                               -----------------

        The Quarterly Report on Form 10-Q of the Registrant filed on November 5, 1998 was filed in error by an agent of the Registrant and should be disregarded.


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

Historically, the Operating Partnership has funded working capital requirements, capital expenditures and other cash requirements primarily through cash flow from operations and borrowings under the Credit Agreement. As discussed below, the Operating Partnership is presently in default under the Credit Agreement and is therefore unable to make additional borrowings. The General Partner believes, however, that operating cash flows and available cash ($40.3 million at September 30, 1998) will be sufficient to fund the Operating Partnership's current cash needs absent an acceleration of its debt (the possibility of which is discussed below).

The Credit Agreement contains financial covenants with which the Operating Partnership must comply in order to prevent a default. The Operating Partnership was not in compliance with the financial covenants of the Credit Agreement (as amended effective June 30, 1998) at the end of the third quarter of 1998. The Operating Partnership therefore is presently in default under the Credit Agreement. The default under the Credit Agreement will, absent waiver or amendment, have serious adverse consequences on the Operating Partnership. A Default under the Credit Agreement allows the lenders to accelerate the maturity of the borrowings under the Credit Agreement. Any such acceleration would also be likely to result in the acceleration of other obligations of the Operating Partnership, including the Notes. In the event of acceleration of its outstanding debt obligations, the Operating Partnership would not have sufficient liquidity to meet its obligations.

        The Operating Partnership is presently seeking, and believes that it is likely to obtain, waivers and further amendments to the Credit Agreement in order to remedy its default thereunder. There can be no assurance that the Operating Partnership will be successful in obtaining the waivers and amendments which it is seeking or that it will be successful in avoiding acceleration of its debt obligations. In addition, if the Operating Partnership is able to obtain these waivers and amendments, it expects to be required to collateralize its borrowings under the Credit Agreement by pledging its inventory and accounts receivable. Any amendment or waiver may also involve other significant changes to the Credit Agreement, including reduced borrowing availability, additional borrowing costs and changes to the financial covenants.

In addition, under the Credit Agreement and the Indenture, the Operating Partnership is generally prevented from making cash distributions to the Partnership unless it maintains certain third financial ratios specified therein. Due to recent quarterly losses, the Operating Partnership did not maintain such financial ratios at the end of the third quarter. As such, the Operating Partnership is prevented from making quarterly cash distributions to the Partnership for the quarter ended September 30, 1998. Given the current outlook, it is unlikely that the Operating Partnership will be in compliance with these ratios for the next several quarters as well, and will be precluded from making cash distributions to the Partnership during this period. In the absence of quarterly cash distributions from the Operating Partnership, the Partnership will be unable to make quarterly cash distributions to Unitholders and to the General Partner. In addition, because such financial ratios are measured over a trailing four quarter period, it is expected to take several quarters of profitable operating results by the Operating Partnership to permit the resumption of quarterly distributions to the Partnership and therefore the resumption of quarterly distributions by the Partnership to Unitholders and the General Partner. However, no assurance can be given regarding the resumption of such cash distributions.

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



November 6, 1998