Form 10-K405
period 1998-12-31
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 1999-03-31
CIK 821202

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended: December 31, 1998  Commission file number:  1-9699

                         BORDEN CHEMICALS AND PLASTICS
                              LIMITED PARTNERSHIP

      Delaware                                                        31-1269627
-----------------------                                  ------------------------------------
(State of organization)                                  (I.R.S. Employer Identification No.)

  Highway 73, Geismar, Louisiana 70734                              (614) 225-4482
(Address of principal executive offices)                    (Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                                         Name of each exchange on which registered
-------------------                                         -----------------------------------------
Depositary Units Representing Common Units                           New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     NONE

                      ----------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No  .
                                              ---    --

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III and this Form 10-K or any amendment to this Form 10-K. [x]

                      ----------------------------------

         Aggregate market value in thousands of the Common Units held by non-affiliates of the Registrant based upon the average sale price of such Units on March 12, 1999 was approximately $238 million.

Number of Common Units outstanding as of the close of business on March 12, 1999: 36,750,000.


================================================================================

                                    PART I
Item I. Business
----------------

General

     Borden Chemicals and Plastics Limited Partnership (the "Company" or "Partnership") is a limited partnership formed in 1987 to acquire, own and operate polyvinyl chloride resins ("PVC"), methanol and other chemical plants located in Geismar, Louisiana, and Illiopolis, Illinois, that were previously owned and operated by Borden, Inc. ("Borden"). On May 2, 1995, the Company, through its subsidiary operating partnership Borden Chemicals and Plastics Operating Limited Partnership (the "Operating Partnership"), completed the purchase of Occidental Chemical Corporation's ("OxyChem") Addis, Louisiana PVC manufacturing facility and related assets ("Addis Facility"). The Company's three principal product groups are (i) PVC Polymers Products, which consist of PVC resins and feedstocks (such as vinyl chloride monomer ("VCM") and acetylene), (ii) Methanol and Derivatives, which consist of methanol and formaldehyde, and (iii) Nitrogen Products, which consist of ammonia and urea. During 1998, PVC Polymers Products, Methanol and Derivatives and Nitrogen Products accounted for 69%, 21% and 10%, respectively, of the Company's revenues.

     The Company seeks to increase its productive capacity through selective expansions of its existing facilities and "debottlenecking" of production facilities at its plants. From 1988 to 1998, the Company increased overall capacity of its facilities by 28.3% through various expansions and "debottlenecking" projects.

     The Company's production complex at Geismar, Louisiana, its plant at Illiopolis, Illinois, and the Addis Facility produce products for the following applications:

--------------------------------------------------------------------------------------------------
Products                                         Location            Principal Applications
--------------------------------------------------------------------------------------------------
PVC POLYMERS PRODUCTS
 PVC                                          Geismar         Water distribution pipe, residential
                                              Illiopolis      siding, wallcoverings, vinyl
                                              Addis           flooring

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

     The integrated design of the Company's plants provides it with a high degree of flexibility to shift production volumes according to market conditions and efficiently utilize by-product streams. The Company's products are produced through the highly integrated lines described below.


PVC Polymers Products

     PVC Resins - PVC is the second largest volume plastic material produced in the world. The Company produces general purpose and specialty purpose PVC resins at three plants - one located at the Geismar complex, one at Illiopolis and another at Addis - with stated annual capacities of 575 million, 400 million and 600 million pounds of PVC resins, respectively. The PVC resin plants operated at approximately 82% and 90% of combined capacity in 1998 and 1997, respectively. Although there have been year-to-year fluctuations in product mix, the Company has over time concentrated on the higher margin grades of PVC resin and reduced its dependence on commodity pipe grade PVC resins, which have historically experienced lower margins. Based on data from the Society of the Plastics Industry, the Company believes its production currently accounts for approximately 9% of total industry domestic capacity of PVC resins.

     PVC pricing and margins declined substantially in 1998 due to domestic industry overcapacity closely linked to lower Asian demand. As a result of the current Asian economic situation, global growth rate expectations have been significantly scaled back. The impact on margins from falling PVC prices has been only partially offset by falling ethylene and chlorine raw material costs.

     The PVC industry in both the United States and Europe has entered a consolidation and rationalization phase, evidenced by the recent announcement of several joint ventures, acquisitions and capacity closures.

     Production Process. PVC resins are produced through the polymerization of VCM, an ethylene and chlorine intermediate material internally produced by the Company. The Company's production of certain specialty PVC resin grades also involves the consumption of purchased vinyl acetate monomer. The Company purchases vinyl acetate monomer from unrelated third parties.

     All the VCM used by the Company's Geismar PVC resin plant and most of the VCM used by the Company's Illiopolis PVC resin plants is obtained from the Company's two Geismar VCM plants discussed below. Substantially all of the production of these VCM plants is consumed by the Company's PVC resins plants at Geismar and Illiopolis. The Geismar PVC resin plants obtain VCM from the Company's adjacent VCM plants in the Geismar complex and the Illiopolis PVC resin plant obtains VCM from the Company's Geismar plant via rail. The VCM requirement at the Addis Facility is currently supplied by OxyChem which has arranged for physical delivery to the Addis Facility by pipeline via exchange, but which may also be supplied by rail car from OxyChem's plant in Deer Park, Texas or from OxyChem's joint venture facility ("OxyMar") in Corpus Christi, Texas.

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

     Ethylene-Based VCM. Ethylene-based VCM ("VCM-E") is produced by the Company at a 650 million pound stated annual capacity plant at the Geismar complex. The plant operated at approximately 91% and 94% of capacity during 1998 and 1997, respectively. Substantially all of the production of the VCM-E plant is consumed by the Company's PVC resin plants at the Geismar complex and Illiopolis.

     Ethylene and chlorine constitute the principal feedstocks used in the production of VCM-E. Both feedstocks are purchased by the Geismar plant from outside sources.

     Acetylene-Based VCM. Acetylene-based VCM ("VCM-A") is produced at a 320 million pound stated annual capacity plant at the Geismar complex. During 1998 and 1997, the plant operated at approximately 62% and 76% of capacity respectively. All of the VCM-A produced at the Geismar complex is consumed by the PVC resin plants at Geismar and Illiopolis.

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

     Acetylene. Acetylene is primarily used as a feedstock for VCM-A and for other chemical intermediates. The Company has a 50% interest in a 200 million pound stated annual capacity acetylene plant at the Geismar complex, with the remaining 50% interest held by BASF Corporation ("BASF"). The Company has agreed to purchase BASF's interest in the acetylene plant. See Financial Statements
Note 9 "Purchase Commitments". During 1998 and 1997, the plant operated at approximately 89% and 90%, respectively, of capacity, with all production being consumed by either the Company or BASF.

     During 1998, approximately 48% of the total production of the acetylene plant was used internally as a principal feedstock of the Geismar VCM-A plant. Acetylene not required by BASF is available to the Company at cost.

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

Methanol and Derivatives

     Methanol - Methanol is used primarily as a feedstock in the production of other chemicals. Such chemicals include formaldehyde, which is used in the manufacture of wood building products and adhesives, and MTBE, which is used as a gasoline additive. The Company's stated annual capacity is 330 million gallons per year. During 1998, and 1997, the plant operated at approximately 85% and 96%, respectively, of capacity.

     Supply disruptions in the industry served to improve methanol pricing during 1997, with contract prices ending the year at $0.58 per gallon. At the end of the first quarter of 1998, as additional production capacity was brought on-line, methanol prices started a decline that continued for the balance of the year.

     The Company believes its stated annual capacity represents approximately 13% of total domestic capacity. The Company's main competitors in the sale of methanol include Methanex, Terra Industries, Hoechst Celanese and Lyondell.

     In 1998, Borden Chemical Inc., a subsidiary of Borden ("BCI"), purchased approximately 42% of the Company's methanol production for its downstream formaldehyde production. Approximately 20% of production was used internally in the production of formaldehyde and approximately 2% was used primarily to satisfy tolling and exchange arrangements. The remaining 36% of volume was sold to third parties (other than BCI).

     The primary raw material feedstock used in the production of methanol is natural gas. The efficiency of the Geismar methanol plant has been enhanced by using the by-product of the Geismar acetylene plant, acetylene off-gas, as a partial substitute feedstock for purchased natural gas. Natural gas represented approximately 67% of the Company's total cost of producing methanol during 1998.

     Formaldehyde. Formaldehyde is a chemical intermediate used primarily in the production of plywood and other pressed wood products. The Company produces 50%-concentration formaldehyde (which is 50% formaldehyde and 50% water) at three units at the Geismar complex. The formaldehyde plants have annual capacities of 280, 190 and 180 million pounds per year, respectively, for the 50%-concentration formaldehyde. During 1998 and 1997, the three plants operated at approximately 98% and 91%, respectively, of combined capacity. The smaller plant also is capable of producing urea-formaldehyde concentrate for the fertilizer industry. If operated for production of urea-formaldehyde, the smaller plant's stated annual capacity would be 125 million pounds.

     Formaldehyde demand generally is influenced by the construction industry and housing starts. Total United States production capacity of 50%-concentration formaldehyde in 1998 was approximately 7.8 billion pounds, with the formaldehyde units at the Geismar complex representing 650 million pounds, approximately 9%, of such total. Major competitors of the Company include Georgia Pacific and Neste.

     During 1998, approximately 74% of the Company's formaldehyde production was purchased by an unaffiliated third party pursuant to a long-term contract expiring in 2002. Such third party consumes formaldehyde in its manufacture of MDI and 1,4 Butanediol (both of which are chemical intermediaries used in a wide variety of applications). The contract requires the Company to supply up to 78% of its annual capacity to the third party to the extent necessary to satisfy that party's formaldehyde requirements.

     Of the Company's remaining formaldehyde production, 25% was sold to BCI and approximately 1% was utilized by the Company in the production of urea-formaldehyde concentrate for the fertilizer industry. The formaldehyde sold to BCI is primarily consumed in adhesive resins used in the production of plywood and other pressed wood products. As a result, such formaldehyde demand is influenced by construction activity and housing starts.

     The principal feedstock used in the production of formaldehyde is methanol. The Geismar formaldehyde plants obtain all such feedstock from the adjacent methanol plant.

     BCI produces formaldehyde and urea-formaldehyde concentrate at other facilities located in the United States and facilities outside the United States. The Company does not have any interest in such other facilities and, accordingly, BCI may be a competitor of the Company with respect to formaldehyde and urea-formaldehyde concentrate. The Partnership Agreement provides that the Company may not significantly expand the capacity of the Geismar formaldehyde plants without special approval. The Company is intended to be a limited purpose partnership and the Partnership Agreement provides that the General Partner shall have no duty to propose or approve, and in its sole discretion may decline to propose or approve, any such expansion.



Nitrogen Products

     Ammonia. Ammonia is a commodity chemical used primarily for fertilizer applications and as an intermediate for other agricultural chemicals such as pesticides and herbicides. Approximately 85% of domestic ammonia production is consumed directly or indirectly in fertilizer applications. The Company produces ammonia at a 400,000 ton stated annual capacity plant located at the Geismar complex. During 1998 and 1997, the Company operated at approximately 87% and 95%, respectively, of capacity.

     During 1996, the worldwide supply of ammonia experienced a series of disruptions and reductions due to plant shutdowns, operating problems and interruptions in the supply of natural gas, the primary feedstock in the production of ammonia. At the same time, demand for ammonia, particularly in Asia (China, India and Pakistan), increased for both industrial and fertilizer applications. These factors combined to cause occasional shortages of ammonia in the United States, which is a net importer of nitrogen products, and to increase selling prices for ammonia. However, an increase in the worldwide production capacity of ammonia, along with more aggressive pricing by producers in the former Soviet Union, put downward pressure on ammonia prices during 1997 and 1998. Selling prices for ammonia decreased from $225 per ton in December 1996 to $140 per ton in December 1997 and to as low as $100 per ton in December 1998.

     Demand for ammonia is seasonal, with prices tending to be higher in the spring and fall months than during the remainder of the year. In addition, fertilizer demand is sharply affected by swings in crop acreage.

     During 1998, approximately 65% of ammonia production was sold to third parties (other than BCI), approximately 33% of production was used by the Company's adjacent urea plant, and approximately 2% of production was sold to BCI.

     The Company believes its stated annual capacity represents just under 2% of total North American capacity. The Company's major competitors include PCS, Farmland and Terra Industries.

     Urea. Urea is a commodity chemical which is used primarily in fertilizer applications. Approximately 80% of domestic production of urea is consumed in fertilizer applications. Urea's high nitrogen content (46%) makes it an effective and popular dry nitrogen fertilizer. In addition, urea is used in the production of urea-formaldehyde resins used in the wood building products industry.

     The Company produces granular urea at a 270,000 ton stated annual capacity plant at the Geismar complex. During 1998 and 1997, the plant operated at approximately 73% and 75% respectively, of capacity.

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

     Urea prices remained relatively stable in 1996 due to many of the same factors which influenced the price of ammonia. However, increases in production capacity and a decrease in imports of urea into China have caused selling prices to significantly decline during 1997. Selling prices for urea decreased from $185 per ton in December 1996 to $105 per ton in December 1997 and to as low as $90 per ton in December 1998.

     During 1998, approximately 45% of the Company's urea sales were to third parties and approximately 55% were to BCI. A small portion of the

Company's urea production was used internally by the Company in the production of urea-formaldehyde concentrate.

     The Company believes its stated annual capacity represents approximately 3% of total North American capacity. The Company's major competitors include PCS, Unocal and CF Industries.

     The principal feedstocks used in the production of urea are ammonia and carbon dioxide, which the Company obtains from its adjacent ammonia plant.

Raw Materials

     The principal purchased raw material used in the Company's operations is natural gas. In 1998, the Company purchased over 57.8 million MMBTUs of natural gas for feedstock and as an energy source. Currently, the Company is one of the largest industrial purchasers of natural gas in the state of Louisiana. Natural gas is supplied by pipeline to the Geismar complex by six major natural gas suppliers. In 1998, natural gas represented 35%, 58% and 67% of total production costs for acetylene, ammonia and methanol, respectively, and 27% of the Company's total production costs. The Company purchases the majority of its natural gas under fixed-term, market sensitive supply contracts. The cost of purchasing natural gas is, in general, greater in winter months, reflecting increased demand for natural gas by consumers and industry during such months. During 1996, the Company experienced unprecendented natural gas costs as the cash price and NYMEX prices, which normally determine the Company's natural gas purchase prices, reached record highs. In 1997, gas prices decreased slightly while 1998 saw a 15% reduction from the previous year. Although the Company has diversified its suppliers and does not currently anticipate any difficulty in obtaining adequate natural gas supplies, there can be no assurance that the Company will in the future be able to purchase adequate supplies of natural gas at acceptable price levels.

     The Company purchases other raw materials for its operations, principally ethylene and chlorine. Ethylene is currently supplied by pipeline to the Geismar facility by several suppliers. Chlorine is supplied by rail car to the Geismar complex by various suppliers. The major raw material for the Illiopolis PVC plant, VCM, is supplied by rail car from the Geismar facility. In addition, in connection with the production of certain specialty grades of PVC resins, the Company purchases certain quantities of vinyl acetate monomer. See "-PVC Polymers Products-Production Process". The Company purchases its VCM requirements for the Addis Facility under a VCM supply agreement entered into with OxyChem. The Company does not believe that the loss of any present supplier would have a material adverse effect on the production of any particular product because of numerous, competitive alternate suppliers.

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

     The Company is included in Borden's master insurance program, which includes property damage and liability insurance. Under its risk retention program, Borden maintains deductibles of $2.5 million, $1.0 million and $1.0 million per occurrence for property and related damages at the Geismar, Illiopolis and Addis facilities, respectively, and deductibles range from $0.1 million to $2.0 million per event for liability insurance.

Marketing

     The marketing activities on behalf of the Company are performed by two main groups, PVC marketing and basic chemical marketing.

     The PVC group is comprised of 15 people, including a Director of Sales, Director of Marketing & Customer Applications, 3 Product Managers, 7 Regional Sales personnel, and 3 Service managers, along with a small office support staff.

     Similarly, basic chemicals marketing is headed by a Director of Sales and Marketing, 2 Product Managers, and 3 Regional Sales personnel.

     Both groups are headquartered in Baton Rouge, LA with professional sales personnel positioned in other parts of the United States.

     The Company's sales activities are based on frequent customer contact to secure and maintain long-term supply relationships. A substantial portion of the Company's sales are made under contracts with annual re-negotiation provisions. The majority of the Company's sales are made in the United States, and a small portion in Canada. The Company has not historically participated in the export market, but retains access to these markets through third party specialists. In 1998 and 1997, 12% and 15%, respectively, of the Company's sales were made to BCI with the remainder being sold to other third parties.

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

Purchase and Processing Agreements

     In connection with the formation of the Company in 1987, Borden entered into certain purchase agreements ("Purchase Agreements") and processing agreements ("Processing Agreements") with the Company covering the following products: PVC resins, methanol, ammonia, urea, formaldehyde and urea-formaldehyde concentrate. These agreements were transferred to BCI in 1997 and the agreement to purchase PVC resins was assigned to and renegotiated with a third party in connection with the sale of certain businesses by Borden in 1996 and 1997.

     The Purchase and Processing Agreements expire in November 2002, subject to termination by BCI in the event BCPM ceases to be the general partner of the Company, other than by reason of (i) the withdrawal of BCPM as general partner under circumstances where such withdrawal violates the Partnership Agreement,
(ii) removal of BCPM as general partner by the Unitholders under circumstances where cause exists or (iii) any other event except (x) voluntary withdrawal by BCPM as general partner of the Company under circumstances where such withdrawal does not violate the Partnership Agreement and such withdrawal is approved by a Majority Interest or (y) the removal of BCPM as general partner of the Company by action of the Unitholders under circumstances where cause does not exist. In December 1998, in connection with the renegotiation of Credit Agreement, the Company granted BCI an option to extend the term of its Methanol Purchase Agreement for one additional year (i.e., until November 2003), in exchange for Borden's agreement with the Company's bank group not to exercise any rights of set-off with respect to accounts receivable.

     The Purchase Agreements require BCI to purchase from the Company and the Company to supply to BCI, subject to certain monthly quantity limits, at least 85% (and at the option of BCI up to 100%) of the quantities of methanol, ammonia and urea required by BCI for use in its plants in the continental United States. Under the Purchase Agreements, the price for ammonia, urea and methanol generally will be an amount equal to the monthly weighted average price per unit that the Company charges its lowest-priced major customer (other than BCI). If the Company does not make any sales to any major customers other than BCI, then the price to BCI will be the lowest prevailing price in the relevant geographic area. The Purchase Agreements also provide that the Company is required to meet competitive third-party offers or let BCI purchase the lower-priced product from such third parties in lieu of purchases under the Purchase Agreements.

     The Processing Agreements for formaldehyde and urea-formaldehyde concentrate essentially require BCI to utilize the processing capacity of the formaldehyde plants so that the formaldehyde plants operate at no less than 90% of capacity, after taking into account the purchases of formaldehyde by an unaffiliated third party under a long-term requirements contract. Although such third party's current requirements for formaldehyde exceed 200 million pounds per year, in the event that such third party's annual requirements are less than such amount, BCI has the option of reducing or terminating its obligation to utilize such processing capacity. Under the Processing Agreements, BCI is required to pay the Company a fee for each pound of formaldehyde and urea-formaldehyde concentrate processed equal to the Company's processing costs plus a per pound charge. The per-pound charge is subject to increase or decrease based on changes in the Consumer Price Index from October 1987. The Processing Agreements also require the Company to meet competitive third party offers covering formaldehyde unless meeting such offer would impose a significant economic penalty on the Company, in which case BCI will be permitted to accept such offer and reduce its obligations under the Processing Agreements by a corresponding amount.

     The Company believes that the pricing formulas set forth in the Purchase and Processing Agreements have in the past provided aggregate prices and processing charges that BCI would have been able to obtain from unaffiliated suppliers, considering the magnitude of Borden's or BCI's purchases, the long-term nature of such agreements and other factors. The Company believes that this will continue to be the case in the future. There may be conditions prevailing in the market at various times, however, under which the prices and processing charges set under the Purchase and Processing Agreements could be higher or lower than those obtainable from unaffiliated third parties.

     The Company is free to sell or otherwise dispose of, as it deems appropriate, any quantities of PVC resins, ammonia, urea, methanol or formaldehyde which BCI is not required to purchase. In addition, the Purchase and Processing Agreements do not cover acetylene, VCM or industrial gases, which are either consumed internally by the Company or have not been historically purchased by Borden or BCI.

     Because the foregoing Purchase and Processing Agreements are requirements contracts, sales of products thereunder are dependent on Borden's requirements for such products. Such requirements could be affected by a variety of factors, including a sale or other disposition by BCI of all or certain of its manufacturing plants to unaffiliated purchasers (in which event such agreements shall not apply to such purchasers unless otherwise agreed to by such purchasers). In the event that, whether as a result of the change of control of Borden or otherwise, BCI were to sell or otherwise dispose of all or certain of its plants or otherwise reorient its businesses, BCI's requirements for products sold or processed by the Company under the Purchase and Processing Agreements could be diminished or eliminated. The Company anticipates that if Borden were to sell all or certain of its chemical manufacturing facilities, a purchaser may be interested in negotiating the continuation of all or certain of the Purchase and Processing Agreements.

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

Management

     The General Partner, BCPM, manages and controls the activities of the Company and the Holding Company and the General Partner's activities are limited to such management and control. Neither the Holding Company nor the Unitholders participate in the management or control of the Company. The General Partner has fiduciary duties to Unitholders, subject to the provisions of the Partnership Agreements. Notwithstanding any limitation on obligations or duties, the General Partner will be liable, as general partner, for all the debts of the Company (to the extent not paid by the Company) other than any debt incurred by the Company that is made specifically nonrecourse to the General Partner.

     The Company does not directly employ any of the persons responsible for managing or operating the business of the Company, but instead relies on the officers of the General Partner and employees of Borden who provide support to or perform services for the General Partner and reimburses Borden (on its own or on the General Partner's behalf) for their services.

Environmental and Safety Regulations

   General. The Company's operations are subject to federal, state and local environmental, health and safety laws and regulations, including laws relating to air quality, hazardous and solid wastes, chemical management and water quality. The Company has expended substantial resources, both financial and managerial, to comply with environmental regulations and permitting requirements, and anticipates that it will continue to do so in the future. Although the Company believes that its operations are in material compliance with these requirements, there can be no assurance that significant costs, civil and criminal penalties, and liabilities will not be incurred. The Company holds various environmental permits for operations at each of its plants. In the event a governmental agency were to deny a permit application or permit renewal, or revoke or substantially modify an existing permit, such agency action could have a material adverse effect on the Company's ability to continue the affected plant operations. Plant expansions are subject to securing necessary environmental permits. Environmental laws and regulations have changed in the past, and the Company anticipates continuing changes. Increasingly strict environmental regulations have resulted in increased operating costs for the Company, and it is possible that the costs of compliance with environmental, health and safety laws and regulations will continue to increase.

     The Company maintains an environmental and industrial safety and health compliance program and conducts regulatory audits at its Geismar, Illiopolis and Addis plants. The Company's plants have had a history of involvement in regulatory, enforcement and variance proceedings in connection with safety, health and environmental matters. Risks of substantial costs and liabilities are inherent in plant operations and products found at and produced by the plants, as they are with other enterprises engaged in the chemical business, and there can be no assurance that significant costs and liabilities will not be incurred.

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

     The 1990 Amendments to the Clean Air Act (the "1990 Clean Air Act Amendments") require stringent controls on volatile organic compounds ("VOC") emissions in ozone non-attainment areas and also require, subject to certain exceptions, the control of nitrogen oxide ("NOx") emissions in such areas. The Geismar and Addis plants are located in a "nonattainment area" for ozone under the 1990 Clean Air Act Amendments. Additional capital expenditures may be required at the Geismar and Addis plants in order to upgrade existing pollution control equipment and/or install additional control equipment to comply with the stringent regulations for VOC and NOx.

     The 1990 Clean Air Act Amendments and state laws and regulations also require certain sources to control emissions of hazardous air pollutants, including vinyl chloride. Additional capital expenditures may be necessary to comply with these control standards.

     The 1990 Clean Air Act Amendments further require "enhanced monitoring" of the emissions from certain pieces of equipment. Although monitoring systems are in place at the Geismar, Illiopolis and Addis plants, capital expenditures may be necessary to comply with the "enhanced monitoring" requirement.

     In late 1996 the Illiopolis plant discovered through emission stack testing that the actual emissions from a specific dryer were higher than calculated using emission factors and engineering estimates. These new emission numbers were reported to the Illinois Environmental Protection Agency, and an air pollution control device known as a baghouse was installed on the unit in 1998 at a cost of $1.3 million.

     Based on the information currently available to the Company, the Company does not believe that the capital expenditures that may be required at the Geismar, Illiopolis and Addis plants to comply with the 1990 Clean Air Act Amendments and corresponding state regulations will be material. However, because the Company is continuing to evaluate the impact of such amendments on it, there can be no assurance that the actual costs will not exceed the Company's estimates.

     In March 1998, the United States Department of Justice ("DOJ") and the Company signed a consent decree (the "Consent Decree") to resolve an enforcement proceeding brought against the Company and BCPM, for alleged violations of the Clean Air Act and other environmental statutes at the Geismar facility. In June 1998, the U.S. District Court for the Middle District of Louisiana accepted the Consent Decree into record, and the proceedings were closed. See "Legal Proceedings".

     OSHA and Community Right to Know. The Geismar, Illiopolis and Addis plants are subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The Company believes that the Geismar, Illiopolis, and Addis plants are in material compliance with OSHA requirements, including general industry standards, vinyl chloride exposure requirements, recordkeeping requirements and chemical process safety standards. It is possible that changes in safety and health regulations, or a finding of noncompliance with current regulations, could result in additional capital expenditures or operating expenses for the Geismar, Illiopolis and Addis plants.

     The OSHA hazard communication standard and the EPA community right-to-know regulations under the Emergency Planning and Community Right-to-Know Act ("EPCRA") require the Company to organize information about the hazardous materials in the plants and to communicate that information to employees and certain governmental authorities. The Company has a hazard communication program in place, and will continue this program as a part of its industrial safety and health compliance program. The Company is a member of the Community Awareness and Emergency Response ("CAER") program of the Chemical Manufacturers Association, as well as the Association's Responsible Care initiative. At Geismar, membership in such programs includes participation in the Geismar Area Mutual Aid organization, which maintains a community warning system for notification of chemical releases through the local sheriff's department. The Company believes that it is in material compliance with EPCRA.

     Solid and Hazardous Waste. The Geismar, Illiopolis and Addis plants generate hazardous and nonhazardous solid waste and are subject to the requirements of the Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The Company believes that the Geismar,

Illiopolis and Addis plants are in material compliance with RCRA. See "Legal Proceedings".

     A primary trigger for RCRA requirements is the designation of a substance as a "hazardous waste". It is anticipated that additional substances will in the future be designated as "hazardous waste", which likely would result in additional capital expenditures or operating expenses for the Company.

     In accordance with the Consent Decree, the Company has applied for a RCRA permit for its valorization of chlorinated residuals ("VCR") unit. In addition, the settlement provides guidelines for future investigation and possible remediation of groundwater contamination. See "Legal Proceedings".

     During the early 1990s, the Company shipped partially depleted mercuric chloride catalyst to the facility of Thor Chemicals S.A. (PTY) Limited ("Thor") in Cato Ridge, South Africa for recovery of mercury. In 1993, the Louisiana Department of Environmental Quality ("LDEQ") determined that the partially depleted catalyst was not a hazardous waste, although LDEQ reversed this position in 1994. The federal grand jury investigation of these shipments in the U.S. District Court in New Jersey was closed in February 1999, when DOJ declined to prosecute the Company or its agents for these shipments. See "Legal Proceedings."

     Superfund. The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and the companies that disposed, or arranged for the disposal of, the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances and for damages to natural resources. In the ordinary course of the Company's operations, substances are generated that fall within the CERCLA definition of "hazardous substance". If such wastes have been disposed of at sites which are targeted for cleanup by federal or state regulatory authorities, the Company may be among those responsible under CERCLA or analogous state laws for all or part of the costs of such cleanup. The Geismar, Illiopolis and Addis plants have in the past and are expected to continue to generate hazardous substances and dispose of such hazardous substances at various offsite disposal sites.

     The Consent Decree signed by DOJ and the Company in March 1998 resolved an enforcement proceeding against the Company and BCPM for alleged violation of CERCLA's reporting and other environmental requirements at the Geismar facility. See "Legal Proceedings".

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

     Water Quality. The Geismar, Illiopolis and Addis plants maintain wastewater discharge permits for their facilities pursuant to the Federal Water Pollution Control Act of 1972 and comparable state laws. Where required, the Company also applied for and received permits to discharge stormwater. The Company believes that the Geismar, Illiopolis and Addis plants are in material compliance with the Federal Water Pollution Act of 1972 and comparable state laws. In cases where there are excursions from the permit requirements, the Geismar and Illiopolis plants are taking action to achieve compliance, are working in cooperation with the appropriate agency to achieve compliance or are in good faith pursuing their procedural rights in the permitting process.

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

     Areas of groundwater contamination have been identified at the Company's plants. It is the Company's policy, where possible and appropriate, to address and resolve groundwater contamination. The Company believes that environmental indemnities available to it would cover all, or a substantial portion of, known groundwater contamination. The Company does not believe that the known contamination will have a material adverse impact on the Company's operations. The Company believes that the Geismar, Illiopolis and Addis plants generally are in material compliance with all laws with respect to known groundwater contamination. At the Geismar complex, Borden and the Company have complied with the Settlement Agreement with the state of Louisiana and the Company is complying with the Consent Decree with DOJ, for groundwater remediation. See "Legal Proceedings".

     Present and Future Environmental Capital Expenditures. Although it is the Company's policy to comply with all applicable environmental, health and safety laws and regulations, all of the implementing regulations have not been finalized. Even where regulations or standards have been adopted, they are subject to varying and conflicting interpretations and implementation. In many cases, compliance with environmental regulations or standards can only be achieved by capital expenditures, some of which may be significant. Capital expenditures for environmental control facilities were approximately $14.5 million in 1998 and $7.4 million in 1997. Capital expenditures for environmental control facilities are expected to total approximately $5.0 million in 1999 (although such estimate could vary substantially depending on the outcome of the various proceedings and matters discussed herein, and no assurance can be given that greater expenditures on the part of the Company will not be required as to matters not covered by the environmental indemnity from Borden).

Borden Environmental Indemnity

     Under the Environmental Indemnity Agreement, subject to certain conditions, Borden has agreed to indemnify the Company in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale by Borden of the Geismar and Illiopolis plants to the Company (the "Transfer Date"). See "Legal Proceedings".

Addis Environmental Indemnity

     OxyChem has indemnified the Company for environmental liabilities arising from the manufacture, generation, treatment, storage, handling, processing, disposal, discharge, loss, leak, escape or spillage of any product, waste or substance generated or handled by OxyChem prior to the closing of the acquisition of the Addis facility from OxyChem in 1995, any condition resulting therefrom relating to acts, omissions or operations of OxyChem prior to such date, and any duty, obligation or responsibility imposed on OxyChem prior to such date under environmental laws in effect prior to such date to address such condition. However, except with regard to claims arising from OxyChem's disposal of waste at sites other than the Addis Facility, OxyChem has no indemnification obligation if the claim for indemnification is the result of a change in applicable law after the closing of the Acquisition. OxyChem's obligation to indemnify the Company for environmental liabilities is subject to certain limitations. There can be no assurance that the indemnification provided by OxyChem will be sufficient to cover all environmental liabilities existing or arising at the Addis Facility.

Product Liability and Regulation

     As a result of the Company's manufacture, distribution and use of different chemicals, the Company is, and in the future may be, subject to various lawsuits and claims, such as product liability and toxic tort claims, which arise in the ordinary course of business and which seek compensation for physical injury, pain and suffering, costs of medical monitoring, property damage, and other alleged harms. See "Legal Proceedings-Other Legal Proceedings". New or different types of claims arising from the Company's various chemical operations may be made in the future.

Employees

     The Partnership does not directly employ any of the persons responsible for managing and operating the Partnership, but instead reimburses BCPM for their services. On December 31, 1998 BCPM employed approximately 800 individuals.

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

         During 1998, adverse business conditions across the Company's three product groups considerably reduced revenues and operating margins and caused the Company to incur net losses. Consequently, BCPM, as general partner, determined that no cash distributions would be declared during 1998. The Company made one cash distribution of $3.7 million during the first quarter of 1998 which reflected a distribution declared during the fourth quarter of 1997. It is also highly unlikely that the Company will declare any cash distributions for 1999.

Forward-Looking Statements

         Certain statements in the Form 10-K, in particular, certain statements under "Item 1. Business", "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation", are forward-looking. These can be identified by the use of forward-looking words or phrases such as "believe", "expect", "anticipate", "should", "plan", "estimate" and "potential" among others. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. While these forward-looking statements are based on the Partnership's reasonable current expectations, a variety of risks, uncertainties and other factors, including many which are outside the control of the Partnership, could cause the Partnership's actual results to differ materially from the anticipated results or expectations expressed in such forward-looking statements. The risks, uncertainties and other factors that may affect the operations, performance, development and results of the Partnership include changes in the demand for and pricing of its commodity products, changes in industry production capacities, changes in the supply of and costs of its significant raw materials, and changes in applicable environmental, health and safety laws and regulations.


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

                                                    1988                           1998
                                            Annual Stated Capacity         Annual Stated Capacity    9 Year Capacity
Plants                                       (stated in millions)           (stated in millions)   Percentage Increase
------                                      ----------------------         ----------------------  -------------------
Geismar, LA:
  PVC Polymers Products
    PVC Resins..............                           400 lbs.                     575 lbs.                 43.8%
    Acetylene-based VCM . .                            320 lbs.                     320 lbs.                  --
    Ethylene-based VCM......                           550 lbs.                     650 lbs.                 18.2%
    Acetylene (1)...........                           190 lbs.                     200 lbs.                  5.3%
  Methanol and Derivatives
    Methanol................                           230 gals.                    330 gals.                43.5%
    Formaldehyde I..........                           210 lbs.                     280 lbs.                 33.3%
    Formaldehyde II(2)......                           160 lbs.                     180 lbs.                 12.5%
    Formaldehyde III........                           --                           190 lbs.                 N/M
  Nitrogen Products
    Ammonia.................                           .40 tons                     .40 tons                 --
    Urea....................                           .22 tons                     .27 tons                 22.7%
Illiopolis, IL:
  PVC Resins................                           350 lbs.                     400 lbs.                 14.3%
Addis, LA:
  PVC Resins................                           450 lbs.                     600 lbs.                 33.3%
Total equivalent lbs.(3)....                        5,395                        6,923                       28.3%

(1) 50% of the 200 million lbs. of stated capacity is owned by the Company. The Company has agreed to purchase the other 50% of the plant on

    December 31, 1999.

(2) Also capable of producing urea-formaldehyde concentrate at an annual stated capacity of 125 million pounds.
(3) Equivalent pounds is based on 6.63 pounds per gallon of methanol.


Item 3.   Legal Proceedings
-------   -----------------

Federal Environmental Enforcement Proceeding
--------------------------------------------

     On March 11, 1998, the Company and the DOJ signed a Consent Decree to resolve the enforcement action brought by the DOJ against the Company in October 1994. The complaint sought civil penalties for alleged violations of RCRA, CERCLA, and the Clean Air Act at the Geismar facility, as well as corrective action at that facility. More specifically, the federal government's primary allegations included claims that (i) the Company's export to South Africa of a partially depleted mercuric chloride catalyst for recycling violated RCRA (see "Export of Partially Depleted Mercuric Chloride Catalyst"); (ii) the Company
--------------------------------------------------------
should have applied for a RCRA permit for operation of its VCR unit and related tanks before August 1991; and (iii) the Company should have applied for a RCRA permit for the north trench sump at the Geismar complex because such sump allegedly stored, or disposed of, hazardous waste. The government's allegations included other claims related to these and other alleged RCRA violations, as well as claims of alleged violations of immediate release reporting requirements under CERCLA and requirements governing particulate matter emissions under the Clean Air Act. In June 1998, the U.S. District Court for the Middle District of Louisiana accepted the Consent Decree into record, which closed the proceedings.

     The Consent Decree provides for payment of a civil penalty of $3.6 million and funding of $0.4 million for community based environmental programs, but it does not include any admission of wrongdoing. The terms of the Consent Decree also provide for a specific and detailed program of groundwater and other remediation at the Geismar facility that is consistent with various actions undertaken previously, currently being undertaken, and planned to be undertaken in the future, by the Company. Under certain circumstances, the EPA and the LDEQ may require investigation and remediation beyond the specific terms of the Consent Decree. The Company, however, believes that the technical information and knowledge regarding the nature of contamination at the site, and the need for remediation, make it unlikely that investigation and remediation beyond that which the Company has already planned for and is contemplated by the Consent Decree will be required. The Consent Decree also provides that the Company will undertake a Supplemental Environmental Project to decommission its underground injection wells and instead subject the waste to innovative source reduction. The estimated cost of the project to the Company is $3.0 million. The Company also agreed to apply for a RCRA permit for its VCR unit and related tanks.

     In 1985, the LDEQ and Borden entered into a settlement agreement ("Settlement Agreement") that called for the implementation of a long-term groundwater and soil remediation program at the Geismar complex to address contaminants, including ethylene dichloride ("EDC"). Borden has paid substantially all the costs to date associated with the Settlement Agreement under the provisions of the Environmental Indemnity Agreement. The Consent Decree will establish new guidelines for remediation of groundwater and soil contamination that was identified by the Settlement Agreement; all future remediation of this groundwater and soil contamination will be performed under the terms of the Consent Decree. Remediation costs incurred under the Consent Decree, which is expected to be several million dollars, will continue to be paid by Borden.

     The terms of the Consent Decree also settled all federal and state civil issues regarding the export of partially depleted mercuric chloride catalyst.

     In May 1995, certain adjoining landowners at the Geismar complex filed a motion to intervene in the Geismar Enforcement Proceedings claiming rights under CERCLA and RCRA to protect their property interests. This intervention was settled when the U.S.
District Court accepted the Consent Decree into record in June 1998.

     In April 1996 and November 1997, adjoining landowners filed separate tort actions in state court asserting personal injury and property value diminution as a result of releases of hazardous materials from the Geismar complex. The Company plans to vigorously defend against these actions.

     Because of the complex nature of environmental insurance coverage and the rapidly developing case law concerning such coverage, no assurance can be given concerning the extent to which insurance may cover environmental claims against the Company.

Export of Partially Depleted Mercuric Chloride Catalyst
--------------------------------------------------------

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

      A Commission of Inquiry, appointed by the President of South Africa, commenced hearings in February 1996, and released its Report to the public in late April 1997. The Report places the responsibility for Thor's stockpile of spent mercury catalyst as well as any environmental damage arising out of the operations of the Thor Chemicals plant jointly in the hands of various South African government officials responsible for administration and protection of the environment and Thor Chemicals itself. The Report considers the return of the stockpiled catalyst to the senders of the catalyst but concludes that this would not be a satisfactory option for the disposal of the catalyst. The Commission found that the only viable option is to treat the mercury waste in an environmentally friendly manner by recycling it via incineration or roasting, at the Thor Chemicals plant, once various environmental requirements have been met by this plant. The commission finds that the cost of this incineration should be born by Thor Chemicals.

     In addition, the Minister of Water Affairs and Forestry has instructed his department's regional office to investigate alleged water pollution at and near the Thor facility. The Government of South Africa has not made any allegations or asserted any claims against the Company.

     The contract between the Company and Thor provides that title to, risk of loss, and all other incidents of ownership of the partially depleted catalyst would pass from the Company to Thor when the catalyst reached South Africa. The Company does not believe that it is liable for disposing of the approximately 2,900 drums of partially depleted catalyst remaining at the Thor facility. This is confirmed by the findings of the Commission of Inquiry which placed no liability on the Company. The recommendations of the Commission of Inquiry are, however, not binding on the South African Government. In the event that the Company should be required to dispose of the approximately 2,900 drums at the facility shipped by the Company, the Company estimates that such cost would not be in excess of $4 million.

     With regard to the environmental condition of the Thor facility, the Commission of Inquiry has not, thus far, placed any liability on the Company for any contamination or other conditions at that facility, nor has the Company been notified by the South African Government of any such liability. The findings of the Commission of Inquiry are of a non-binding nature and it is impossible to determine what, if any, allegations any party may make during the course of any further sittings of the Commission of Inquiry or generally in connection with the Thor facility in the future. It is unclear under current South African environmental law as to whether any such allegations, if made, would be sustained against the Company, and the Company would vigorously defend against any such allegations.

     In connection with a federal grand jury investigation in the U.S. District Court in New Jersey, the Company provided documents and other information with respect to the partially depleted catalyst matter. On February 12, 1999, the DOJ declined to bring criminal charges against the Company and its agents as a result of the grand jury investigation, and the grand jury investigation was closed. No further activity is expected since the statute of limitation has run out.

Emergency Planning and Community Right-to-Know Act Proceeding
-------------------------------------------------------------

     In February 1993, an EPA Administrative Law Judge held that the Illiopolis facility had violated CERCLA and EPCRA by failing to report certain relief valve releases, which occurred between February 1987 and July 1989, that the Company believed were exempt from CERCLA and EPCRA reporting. EPA's complaint sought an administrative civil penalty of $1,000,000. On August 4, 1998, the Company and EPA settled this matter by a Consent Agreement and Consent Order. The Company agreed to pay $51,000 in cash to purchase equipment for the local fire department, and to install a tertiary vinyl chlorine monomer recovery system within 20 months of the effective date of the order. Borden paid its share of the settlement.

Borden Environmental Indemnity
------------------------------

     Under the Environmental Indemnity Agreement ("EIA"), subject to certain conditions, Borden has agreed to indemnify the Company in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Company (the "Transfer Date"). The Company is responsible for environmental liabilities arising from facts or circumstances that existed and requirements in effect on or after the Transfer Date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after the Transfer Date, Borden and the Company will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the asset in question (to the extent relevant). No claims can be made under the EIA after November 30, 2002, and no claim can, with certain exceptions, be made with respect to the first $500,000 of liabilities which Borden would otherwise be responsible for thereunder in any year, but such excluded amounts shall not exceed $3.5 million in the aggregate.
Excluded amounts under the EIA have aggregated $3.5 million through December 31, 1996.

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

     In addition, the Company is subject to various other legal proceedings and claims which arise in the ordinary course of business. The management of the Company believes, based upon the information it presently possesses, that the realistic range of liability to the Company of these other matters, taking into account the Company's insurance coverage, including its risk retention program, and the EIA with Borden, would not have a material adverse effect on the financial position or results of operations of the Company.


Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

     No matter was submitted during the fourth quarter of 1998 to a vote of security holders, through the solicitation of proxies or otherwise.



                                    Part II

Item 5   Market for the Registrant's Common Equity and Related
------   -----------------------------------------------------
                Stockholder Matters
                -------------------

     The high and low sales prices for the Units on the New York Stock Exchange (symbol: BCU) on March 12, 1999 were $6.62 and $6.31 respectively. As of December 31, 1998 there were approximately 26,800 holders of record of Units.

     The following table sets forth 1998 and 1997 quarterly Unit data:

                                                                               1998 Quarters
                                                              ------------------------------------------------
                                                               First       Second       Third          Fourth
                                                              -------      ------       ------        --------
  Cash distributions declared                                 $ 0.00       $ 0.00       $ 0.00        $ 0.00
  Market price range:
    High                                                           9 1/4        8 3/8        6 3/16          4 7/8
    Low                                                            6 9/16       5 9/16       2 5/8           2 11/16

                                                                                 1997 Quarters
                                                              ------------------------------------------------
                                                               First       Second       Third          Fourth
                                                              -------      ------       ------        --------
  Cash distribution declared                                  $ 0.10       $ 0.45      $ 0.18         $ 0.10
                                                                                                         -
  Market price range:
    High                                                          12 1/4       11 5/8      11 13/16        9 15/16
    Low                                                            8 1/4        9 3/4       9              7 9/16

Item 6.   Selected Financial Data
-------   -----------------------

     The following table sets forth selected historical financial information for the Company for each of the five years ended December 31, 1998.

                                      1998         1997            1996             1995         1994
                                      ----         ----            ----             ----         ----
                                                  (in thousands except per Unit data, which is
                                                      net of 1% General Partner interest)
Net revenues                      $535,527      $737,129       $709,203          $739,587      $657,752
Income (loss) before
 extraordinary item                (40,607)        5,597          4,828           150,926       146,405
Net income (loss)                  (40,607)        5,597          4,828           144,014       146,405
Income (loss) per unit
 before extra-
 ordinary item - basic               (1.09)         0.15           0.13              4.07          3.94

Net income (loss)
per Unit - basic                     (1.09)         0.15           0.13              3.88          3.94

Cash distributions
 declared per Unit                    0.00          0.83           0.35              4.66          3.52
Total assets                       461,696       500,186        525,705           568,507       542,904
Long-term debt                     251,800       225,000        200,000            200,000      120,000


Item 7.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
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

     Prices for PVC improved somewhat during the first half of 1996, but then declined due to competitive market conditions experienced in the second half of 1996. Published prices for PVC during the fourth quarter of 1996 declined to an average of approximately $0.32 per pound. PVC prices repeated this trend again in 1997, with prices increasing through the second quarter of 1997 but declining in the second half of the year to prices similar to the fourth quarter of 1996. General competitive conditions and reduced demand for PVC in the Far East has keep downward pressure on selling prices through 1998 with fourth quarter 1998 price in the $0.24 per pound range.

     The Partnership experienced continued strong demand for methanol products throughout 1996. Supply disruptions in the industry served to improve methanol pricing during 1997, with contract prices ending the year at $0.58 per gallon. As additional production capacity was brought on-line in 1998, selling prices faced significant downward pressure during the year with methanol prices declining to $0.30 per gallon by the end of the year.

     Selling prices for ammonia and urea remained strong in 1996 with prices consistent with 1995 levels. Demand for ammonia and urea in India and China, as well as worldwide supply disruptions, caused relatively tight markets during the period. However, in 1997 worldwide production capacity for ammonia and urea increased and China, a significant importer of urea, significantly reduced urea imports. These conditions, along with more aggressive pricing by producers in the former Soviet Union, forced selling prices downward in 1997. These market conditions continued in 1998 which, along with capacity increases during the year, put continued downward pressure on selling prices during the year.

     The Company has retained the investment banking firms of Evercore Partners and Salomon Smith Barney to assist it in exploring strategic alternatives. Alternatives being considered include joint ventures, mergers or alliances, or the sale of some or all of the business. These efforts are currently on-going. However, there can be no assurances that they will result in a transaction.

Results of Operations

     The following table sets forth the dollar amount of revenues and the percentage of total revenues for each of the principal product groups of the Partnership (in thousands) See Note 10:

                                                1998                     1997                   1996
                                             ----------               ----------             -----------
PVC Polymers Products                       $372,853   69%           $486,189  66%           $464,496  65%
Methanol and Derivatives                    111,308   21%             177,475  24%           145,982  21%
Nitrogen Products                             51,366   10%             73,465  10%            98,725  14%
                                            --------   ---             ------  ---            ------  ---
Total Revenues                              $535,527  100%           $737,129 100%          $709,203 100%
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

                                                                    Year Ended December 31,
                                                                 1998         1997        1996
                                                                 ----         ----        ----
Average price received per
 unit sold
  PVC Polymers Products                                         96             117          111
  Methanol and Derivatives                                      79             126           99
  Nitrogen Products                                             91             119          138

Raw material costs per unit purchased
  Natural Gas                                                   89             105          109
  Ethylene                                                     103             136          151
  Chlorine                                                      70             137           99

Production volumes (1)
(in millions of pounds)
  PVC Polymers Products                                      2,256           2,447        2,490

  Methanol and Derivatives                                   2,503           2,696        2,663

  Nitrogen Products                                          1,085           1,168        1,397

 (1) Includes the production of intermediate products.


1998 Compared to 1997

Total Revenues

     Total revenues for 1998 decreased $201.6 million or 27% to $535.5 million from $737.1 million in 1997. This decrease was the net result of a $113.3 million decrease in revenues from PVC Polymers Products, a $66.2 million decline in Methanol and Derivatives revenues and a $22.1 million decrease in Nitrogen Products revenues.

     Total revenues for PVC Polymers Products declined 25% as a result of a 18% decrease in selling prices with sales volume accounting for the other 7% decline.

     Total revenues for Methanol and Derivatives decreased 37% as a result of 32% reduction in selling prices and a 5% decline in sales volume.

     Total revenues for Nitrogen Products decreased 30% as a result of a 20% decrease in selling prices and a 10% decrease in sales volumes. The softening of the markets for ammonia and urea in 1998 was due to the worldwide changes in demand and pricing described above.

Cost of Goods Sold

     Total cost of goods sold decreased to $521.1 million in 1998 from $682.0 million in 1997. Expressed as a percentage of total revenues, cost of goods sold increased in 1998 to 98% compared to 93% in 1997.

     Contributing margin for PVC Polymer Products improved $4 million from 1997 to 1998 with lower raw material prices being able to more than offset decreased selling prices and lower volumes.

     Contributing margin for Methanol and Derivatives in 1998 incurred a $39.4 million decline compared to 1997 due to 32% lower selling prices while natural gas declined only 15%

     Nitrogen Products contributing margin remained depressed, down $5.3 million compared to 1997 with the lower natural gas cost unable to completely offset the 20% decline in selling prices.

Interest Expense

     Interest expense during 1998 increased to $23.1 million from $20.9 million in 1997 due to an increase in the average outstanding amounts borrowed under the Partnership's credit facility from 1997 to 1998.

Incentive Distribution to General Partner

     There were no incentive distributions to the General Partner declared in 1998. A General Partner incentive of $794 thousand was generated for the second quarter of 1997.

Tax on Gross Income

     In August, 1997 legislation was enacted which extends indefinitely the Partnership's ability to be treated as a partnership for federal income tax purposes provided that the Partnership elected to be subject to a 3.5% tax on taxable gross income beginning on January 1, 1998 (the ability to be treated as a partnership had been scheduled to expire on December 31, 1997). The Partnership has made such an election.

     During fiscal 1998, tax on gross income expense is composed of current tax expense of $1.0 million and deferred tax expense of $5.8 million. During the fourth quarter of 1998, the Partnership made a provision of $5.8 million for deferred taxes resulting from recent IRS guidance governing calculation of the new 3.5% tax on gross income of electing master limited partnerships, and the Partnership's assessment of how that guidance may affect it. At December 31, 1998, substantially all of the Partnership's deferred tax liability related to property and equipment.

Equity in Loss of Affiliate

     The Partnership owns a 51% partner interest in a partnership engaged in manufacturing and marketing vinyl esters. The Partnership's proportionate share of the loss in affiliate was $1.7 million and $186 thousand during 1998 and 1997, respectively.

Other (Income) Expense, Including Minority Interest

     The 1998 other expenses was $.9 million income due primarily to interest income. Other expenses for 1997 were $3.0 million which included a one time write-off of the cost of the planned conversion to corporate form which was terminated due to changes in the federal law.

1997 Compared to 1996

Total Revenues

     Total revenues for 1997 increased $27.9 million or 4% to 737.1 million from $709.2 million in 1996. This increase was the net result of a $22.7 increase in revenues from PVC Polymers Products, a $31.5 million increase in Methanol and Derivatives revenues and a 26.3 million decrease in Nitrogen Products revenues.

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

Costs of Goods Sold

     Total costs of goods sold increased 4% to $682.0 million in 1997 from $656.6 million in 1996. Expressed as a percentage of total revenues, cost of goods sold remained at 93% of total revenues from 1996 to 1997.

     Contributing margin for PVC Polymers Products decreased 54% from 1996 to 1997. The increase in selling prices for PVC in 1997 described above were more than offset by increases in the cost of raw materials during the year, particularly vinyl chloride monomer and chlorine. The cost of these raw materials increased 9% and 36%, respectively, from 1996 to 1997. These cost increases were partially offset by a 16% decrease in the cost of ethylene year to year. Contributing margin for Methanol and Derivatives increased 184% from 1996 to 1997 primarily due to the increase in selling prices described above. Contributing margin for Nitrogen products decreased 98% primarily due to the decrease in selling prices described above.

Interest Expense

     Interest expense during 1997 decreased $798 thousand to $20.9 million from $21.7 million in 1996 due to a reduction in the average outstanding amounts borrowed under the Partnership's credit facility from 1996 to 1997.

Incentive Distribution to General Partner

     The General Partner incentive of $794 thousand reflects the incentive distribution declared in the second quarter of 1997. No quarterly incentive distributions were declared during 1996.

Other (Income) Expense, Including Minority Interest

     Other expense increased $1.3 million from 1996 to 1997, primarily due to the write-off of costs associated with the Partnership's planned conversion to corporate form which was terminated in the third quarter of 1997 due to a change in federal tax law regarding master limited partnerships.

Liquidity and Capital Resources

     Cash Flows from Operations. Cash provided by operations for 1998 totaled $9.9 million, a reduction of $37 million due primarily to lower income. Cash provided by operations increased to $46.9 million for 1997 from $38.5 million for 1996 primarily due to a slight increase in net income and a favorable change in working capital.

     Cash Flows from Investing Activities. Capital expenditures totaled $31.8 million and $19.4 million for 1998 and 1997, respectively. These expenditures were primarily for environmental projects and other non-discretionary capital expenditures with the 1998 increase relating primarily to the implementation of year 2000 compatible computer software and infrastructure.

     Cash Flows from Financing Activities. Pursuant to its Partnership Agreement, the Partnership is required to make quarterly distributions to Unitholders and the General Partner of 100% of its Available Cash, if any. Available Cash means generally, with respect to any quarter, the sum of all cash receipts of the Partnership plus net reductions to reserves established in prior quarters, less all of its cash disbursements and net additions to reserves in such quarter. The General Partner may establish such reserves, as it deems necessary or appropriate in its reasonable discretion, to provide for the proper conduct of the business of the Partnership or the Operating Partnership and to stabilize distributions of cash to Unitholders and the General Partner and such other reserves as are necessary to comply with the terms of any agreement or obligation of the Partnership.

A cash distribution of $3.7 million was made during the first quarter of 1998; cash distributions of $30.8 million were made during 1997, and $30.5 million in 1996. These amounts reflect the payment of cash distributions declared for the immediately preceding quarters. Cash distributions with respect to interim periods are not necessarily indicative of cash distributions with respect to a full year. Moreover, due to the cyclical nature of the Partnership's business, past cash distributions are not necessarily indicative of future cash distributions.

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

Liquidity

Adverse business conditions across the Partnership's three product groups have considerably reduced its sales revenues and operating margins and caused the Partnership to incur net losses over the past several quarters. Unless business conditions broadly improve, industry overcapacity affecting all of the Partnership's product groups is likely to cause narrow operating margins to persist throughout 1999, even if raw material prices continue to decline. These narrow operating margins, combined with the Partnership's capital expenditure needs (which are anticipated to be in the range of $3 to $4 million per quarter) and debt service requirements, along with restrictions in the Credit Agreement and Indenture as discussed below, make it highly unlikely that the Partnership will resume making quarterly cash distributions in 1999.

The Operating Partnership and several lending institutions are parties to an amended and restated Credit Agreement (the "Credit Agreement"), dated as of December 23, 1998 which provides for a revolving credit facility of up to $90 million (the "Revolving Credit Facility"). The new two-year agreement waived the Operating Partnership's non-compliance with its financial covenants at the end of the third quarter and reset coverage ratio covenants through December 31, 2000. The Operating Partnership's obligations under the facility are secured by its accounts receivable, inventory and a lien against certain fixed assets. As of December 31, 1998, the Operating Partnership had $51.8 million outstanding under the Revolving Credit Facility. A change of control of the General Partner, the Partnership or the Operating Partnership is an event of default under the Credit Agreement.

On May 1, 1995, the Operating Partnership issued $200 million aggregate principal amount of 9.5% Notes due 2005 (the "Notes") pursuant to an Indenture dated as of May 1, 1995 (the "Indenture"). The Notes are senior unsecured obligations of the Operating Partnership.

The Notes include restrictions on the Operating Partnership's ability to make cash distributions, incur additional indebtedness, sell assets, engage in sale/leasebacks and to take certain other actions. Upon a Change in Control, the holders of the Notes may require the Operating Partnership to repurchase their Notes at a purchase price equal to 101% of the aggregate principal amount plus accrued and unpaid interest to the date of repurchase.

Capital Expenditures

The Partnership currently believes that the level of annual base capital expenditures over the next two years will be in the range of $15 to $20 million per year. Total capital expenditures for 1999 are anticipated to be approximately $15 million with a large portion relating to a new software system which will improve the computer systems infrastructure and assist the Company in preparing for the year 2000.

Year 2000 Readiness:

Similar to other business entities, the Partnership will be impacted by the inability of its computer application software programs, as well as certain date-sensitive devices, to properly identify the year 2000 due to a commonly used programming convention of using only two digits to identify a year. Unless modified or replaced these programs and devices could fail or create erroneous results when referencing the year 2000.

The Partnership's company-wide Year 2000 Project (Project) to mitigate the effects year 2000 issues is proceeding on schedule. All facets of the business have been divided into two primary categories and a Y2K Manager has been assigned to each. Category 1 is the Enterprise Resource Planning ("ERP") or Business Systems functions which encompasses Business Applications (software), End-User (PC's), Technical Infrastructure (hardware), and Communications. Category 2 consists of those applications which support our Manufacturing, lab, and R&D functions.

The Project has three phases:   (I)  Risk Assessment
                                (II) Detailed Assessment Remediation Planning
                                (III)Remediation and Resolution

As of October 31, 1998 the Partnership has completed Phase I having completed detailed inventories of related equipment and resources and has assigned a relative risk to each application based on the potential impact to the business and the specific effects of a material Y2K failure. Material failures are those which would negatively impact the safety of individuals, property, or environment or the Partnership's ability to conduct business in a normal fashion.

Phase II consists of the development of a detailed plan for remediation of all those applications identified in the initial inventory and the assignment of specific responsibilities for implementing the required changes. The Category 1 Phase II plan was completed in November 1998. Management believes that the most significant Year 2000 business risk to the Partnership relates to the current financial system applications. Accordingly, an enterprise-wide implementation of Year 2000 compliant software and hardware has been initiated. The anticipated cost associated with the enterprise-wide implementation is approximately $16.2 million. In early 1998 the Partnership began converting its business applications over to a Windows NT based system utilizing Microsoft SQL Servers and the latest version of Year 2000 compliant J.D. Edwards software. This conversion will continue into 1999 and is expected to be fully operational by September 1, 1999 with the completion of Phase III.

The Category 2 Phase II including detailed test plans was completed during December 1998. Estimated costs associated with the remediation of our manufacturing, lab, and R&D company-wide is approximately $1 million. The plan consists of repair, replacement, upgrades, and workarounds based on the ability of the hardware and software to respond to a specified battery of Year 2000 date testing and the relative impact to the business as specified above. The target date for completion of Phase III is June 30, 1999.

The Company has also initiated a program to determine the effects of third-party suppliers and customers on the business with respect to Y2K issues. Over 2000 suppliers were mailed a self-assessment questionnaire with the intent of identification and, to the extent possible, timely resolution of potential Year 2000 issues. While it is expected that the Company will be able to resolve any significant issues identified in this process, the Partnership has limited or no control over the actions of third-party suppliers. As such we can provide no assurance that these suppliers will resolve their Year 2000 issues before the occurrence of a disruption to the business of the Partnership or any of its customers. Material failure on the part of one of these third parties could have an adverse affect on the partnership's business and results of operations.

During all three phases of the Project, management has been considering the need to develop contingency plans for any of the applications which could have a critical impact on the business. The major focus on contingency planning will be in the second quarter of 1999 with the expectation of having any required plans detailed by the end of the third quarter. The Partnership expects to fully explore any contingency requirements with its major suppliers and customers and include possible resolution in its detailed plan. Based on the Partnership's current plans and efforts to date, the Partnership does not anticipate that Year 2000 issues will have any material effects on its results of operations.

The estimates and conclusions herein contain forward-looking statements and are based on BCPM's best estimates of future events based on the information available at this time. However, there can be no guarantee that these results will be achieved and actual results could differ from the plan. Specific factors that might cause differences from our estimates include, but are not limited to, availability of resources, the ability to identify and correct all potential Year 2000 inconsistencies, the ability of suppliers to correct Year 2000 issues in a timely manner, and unanticipated problems identified in our ongoing Year 2000 project quality assurance review.

Item 7-A Market Risk
--------------------

The Company's Credit Agreement provides up to $90 million under a revolving credit agreement with a group of banks. The amended Revolving Credit Facility expires on December 31, 2000, at which time all amounts outstanding must be repaid. Interest on borrowings under the Revolving Credit Facility are determined, at the Operating Partnership's option, based on the applicable Eurodollar rate (one, two, three, six or a nine or twelve month period) plus a margin (4.00% at December 31, 1998) or the ABR rate plus a margin (2.75% at December 31, 1998). The ABR rate is the greater of (a) the prime rate (b) the Base CD rate plus 1.00% or (c) the Federal Funds Effective rate plus .5%. The margins for the Eurodollar rate and the ABR rate are based on the Operating Partnership's public debt rating and the Partnership's consolidated debt to consolidated earnings before income taxes, depreciation and amortization (EBITDA) ration. An annual commitment fee is payable on the unused portion of the amended facility. At December 31, 1998 borrowings under the Facility were $51.8 million and bore interest at 9.00% while the commitment fee on the unused portion of the facility was .5%.

Interest Rate Risk - The Company is exposed to swings in the Eurodollar or ABR rates. A margin change of 1.00% in the applicable rate would change the Company's interest cost by $518 thousand based on the borrowings at December 31, 1998.

Forward-Looking Statements

Certain statements in this section are forward-looking. These can be identified by the use of forward-looking words or phrases such as "believe", "expect", "may" and "potential", among others and include statements regarding the business outlook for the Operating Partnership and its ability to fund its cash needs. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. While these forward-looking statements are based on the Partnership's reasonable current expectations, a variety of risks uncertainties and other factors, including many which are outside the control of the Partnership, could cause the Partnership's actual results to differ materially from the anticipated results or expectations expressed in such forward-looking statements. The risks, uncertainties and other factors that may affect the operations, performance, development and results of the Partnership include changes in the demand for and pricing of its commodity products, changes in industry production capacity, changes in the supply of and costs of its significant raw materials, and changes in applicable environmental, health and safety laws and regulations.

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

                                                                Sequential
Index to Financial Statements                                     Page
-----------------------------                                   ----------
  Report of Independent Accountants                                 52
  Consolidated Statements of Operations for the years
    ended December 31 1998, 1997 and 1996                           53
  Consolidated Statements of Cash Flows for the years
    ended December 31, 1998, 1997 and 1996                          54
  Consolidated Balance Sheets as of December 31, 1998
    and 1997                                                        55
  Consolidated Statements of Changes in Partners'
    Capital for the years ended December 31, 1998,
    1997 and 1996                                                   56

  Notes to Consolidated Financial Statements                        57


Selected Quarterly Financial Data (Unaudited)
---------------------------------------------
     (in thousands except per Unit data, which is net of 1% General Partner interest)

                                                              1998 Quarters
                                         ---------------------------------------------------------------
                                          First            Second            Third               Fourth
                                         --------         --------          --------            --------
Revenues                                 $153,511         $146,312          $119,022            $116,681
Gross Profit                                3,715            4,367             3,329               3,038
Net Income (loss)                          (8,324)          (7,821)           (8,905)            (15,558)
Net Income (loss)
   per Unit - basic                         (0.22)           (0.21)            (0.24)              (0.42)

                                                              1997 Quarters
                                         ---------------------------------------------------------------
                                          First            Second            Third               Fourth
                                         --------         --------          --------            --------
Revenues                                 $194,682         $189,776          $180,890            $171,781
Gross Profit                                6,645           34,146            12,434               1,920
Net Income (loss)                          (4,407)          21,246            (1,062)            (10,180)
Net Income (loss)
 per Unit - basic                           (0.12)            0.57             (0.03)              (0.27)

Item 9.Changes in and Disagreements with Accountants on Accounting
------------------------------------------------------------------
and Financial Disclosure
------------------------

    None.

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

    Mr. Koch is Of Counsel in Kirkpatrick & Lockhart, a law firm which represents the Partnership and its affiliates, Borden and BCI, in connection with environmental, insurance, and other matters. The Partnership believes that the terms of such services are on terms no less favorable to the Partnership and its affiliates than if such services were procured from any other law firm competent to handle the same matters.

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

                                                                   Served in
                                                         Age on    Present
                        Position and Office              Dec. 31,  Position

        Name                           with General Partner                        1998         Since
  -----------------                 ---------------------------                   -------      --------
   Joseph M. Saggese                 Director, Chairman, President
                                     and Chief Executive Officer                      67          1990
   George W. Koch                    Director                                         72          1987
   Edward H. Jennings                Director                                         61          1989
   E. Linn Draper, Jr.               Director                                         56          1996
   William H. Carter                 Director                                         45          1995
   Ronald P. Starkman                Director                                         44          1998
   William F. Stoll,Jr.              Director                                         50          1996
   Wayne P. Leonard                  Executive Vice President,
                                     Chief Operating Officer                          57          1987
   Ronald B. Wiles                   Chief Financial Officer and
                                     Treasurer                                        60          1998
   Marshall D. Owens,Jr.             Vice President - Manufacturing                   55          1997
   Lawrence L. Dieker                Vice President, Secretary,
                                     and General Counsel                              60          1987

    Joseph M. Saggese has been Chairman of the Board of Directors, President and Chief Executive Officer of BCPM since July 1990. In July 1990, he was named Vice President of Borden and President of the former Chemicals Division of Borden. In January 1996 he was named President and Chief Executive Officer of Borden Chemical, Inc., the successor to a major portion of the former Chemicals Division of Borden, and in January 1999 he retired from that position.

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

    Ronald P. Starkman is a director of BCPM. He is also Senior Vice President and Treasurer of Borden, Inc., a position he has held since November 1995. Prior to joining Borden, he was Senior Managing Director of Claremont Capital Group, Inc. from

December 1994 to November 1995. He was Senior Vice President of Lehman Brothers from May 1993 to November 1994.

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

    Ronald B. Wiles is Chief Financial Officer and Treasurer of BCPM, positions he has held since September 1998. From August 1995 to September 1998 he was Special Project Director for Borden, Inc. From June 1990 to August 1995 he was Controller of Borden Chemical Division and director of BCPM.

    Marshall D. Owens, Jr. is Vice President of Manufacturing for BCPM, a position he has held since October 1997. Prior thereto, he served as Director of Manufacturing since 1993.
    Lawrence L. Dieker is Vice President, General Counsel and Secretary of BCPM. He is also Vice President and General Counsel of BCI a position he has held since January 1996. He was previously Assistant General Counsel of Borden, a position he held from 1982 to January 1996.

Item 11.  Executive Compensation
--------  ----------------------

   The Partnership has no directors or officers. The directors and officers of BCPM receive no direct compensation from the Partnership for services to the Partnership. The Partnership reimburses BCPM for all direct and indirect costs incurred in managing the Partnership.

    During 1998 the three independent directors of BCPM received a retainer of $15,000 per year plus a fee of $1,000 for each BCPM Board meeting attended. The Board functions in part through its Independent and Audit Committees. The three non-employee members of each of these committees are paid a meeting fee of $700 for each committee meeting attended. The committee chairman is also paid an additional $100 for each committee meeting attended in that capacity. During 1998, the Board met six times, and the Independent and Audit Committees met jointly four times.

    The following table sets forth all cash compensation paid and accrued by Borden or BCPM and reimbursed by the Partnership for services rendered during the three years ended December 31, 1998 by each of the Chief Executive Officer and the three other executive officers of BCPM whose remuneration exceeded $100,000 (the "Named Executives"). As indicated in the footnotes to the table, certain of the executive officers included in the table received compensation in excess of the amounts indicated from

Borden in consideration for services provided by such individual to Borden for which the Partnership did not reimburse Borden. The Partnership only reimburses Borden for a portion of the total compensation paid by Borden to Joseph M. Saggese in consideration for his services as President and Chief Executive Officer of BCPM, and to Lawrence L. Dieker in consideration for his services as Vice President, Secretary and General Counsel. Had the Partnership been obligated to reimburse Borden for the total compensation paid by Borden to Mr. Dieker, he would have been one of the four most highly compensated executive officers of BCPM (other than the chief executive officer) in addition to Messrs. Leonard, Wiles and Owens, Jr.

                          Summary Compensation Table

                                                             Annual Compensation                        Long Term
                                               ----------------------------------------------          Compensation
                                                                                                          Awards
      Securities                                                                                       ------------
                                                                                Other Annual            Underlying
                                               Salary           Bonus           Compensation            Options/SARs
Name and Principal Position         Year         ($)             ($)                ($)(a)                  (#)
--------------------------------------------------------------------------------------------------------------------
Joseph M. Saggese                   1996       127,677(b)
Chairman, President and             1997       123,750(b)                                                 6,500
  Chief Executive Officer           1998       100,000(b)                                                 7,000

Wayne P. Leonard
Executive Vice President,           1996       185,711          174,930              8,039                5,500
  Chief Operating Officer           1997       200,666                0                  0                6,000
                                    1998       227,108           52,272             10,155                6,500

Ronald B. Wiles                     1998        48,000(d)             0                                       0
  Chief Financial Officer
  and Treasurer

Marshall D. Owens, Jr.              1996       136,863           92,740              6,175                2,500
  Vice President -                  1997       142,320                0                  0                3,000
  Manufacturing                     1998       165,285           25,728                640                4,000

   (a) Represents miscellaneous compensation such as executive perquisites and relocation allowances/reimbursements.

    (b) Represents approximate amount of reimbursement paid to Borden by the Partnership in consideration for services provided by Mr. Saggese to the Partnership. Mr. Saggese received aggregate salary from Borden of $496,461, $476,667 and $450,000 for the years 1998, 1997 and 1996, respectively.
Additionally Mr. Saggese received certain bonuses and other compensation in consideration for his services rendered to Borden for which the Partnership did not have any reimbursement obligations.

    (c) Represents securities of Borden underlying Options/SARs.

    (d) Mr. Wiles served as an officer of BCPM for a portion of 1998. Had he served in his current capacity for the entire year, his annual compensation would have exceeded $100,000.

    The Board of Directors of BCPM has approved a long-term incentive plan for management and employees of BCPM (and employees of Borden who provide support to or perform services for BCPM). The plan is intended to provide incentives to the management and employees of BCPM (and such employees of Borden) to enhance the market value of the Units. Under the plan, awards of "phantom" appreciation rights in the Company are made to selected BCPM or Borden officers or employees on the basis of or in relation to services performed, directly or indirectly, for the benefit of the Company. Subject to certain restrictions, such grantees would be entitled to exercise all or any portion of the phantom appreciation rights granted to them. Upon exercise of any such rights, the grantee would be entitled to receive from BCPM or Borden, an amount in cash calculated to award the grantee for any actual appreciation in the market value of the Units in the Company and actual cash distributions made by the Company in respect of the Units. The benefits under the plan may be in addition to, and not in lieu of, the benefits provided to management and employees of BCPM (and such employees of Borden) under existing plans or employee benefit arrangements. BCPM (or Borden, on behalf of BCPM) will be reimbursed by the Company for all payments made or expenses incurred by BCPM (or Borden, on behalf of BCPM) under the plan. Under the plan, an initial grant of approximately 61,500 phantom appreciation rights was made during 1995; additional grants of 83,500, 89,000 and 96,500 phantom appreciation rights were made during 1996, 1997, and 1998 respectively.

    The following table sets forth information concerning individual grants of stock options and free standing unit appreciation rights ("UARs") made during 1997 to each of the Named Executives.


                   Option/UAR(a) Grants in Last Fiscal Year
                   ---------------------------------------

                                                                               Potential Realizable
                                                                               Value at Assumed
                                                                               Annual Rates of Stock
                                                                               Price Appreciation
                                       Individual Grants                       For Option Term
                       -----------------------------------------------------
                        Number Of     Percent Of
                        Securities    Total Option
                        Underlying    SARs Granted    Exercise Or                                  Cumulative
                        Option/SARs   To Employees     Base price  Expiration                       Phantom
       Name             Granted (#)   In Fiscal Year   ($/Sh)        Date       5%($)    10%($)     Units(b)
--------------------   ------------  --------------   -------     ----------  ------    ------     --------
Saggese, Joseph M.       7,000 (c)        7.3           7.22       22-Apr-05  $20,571   $47,940     1,337.6

Leonard, Wayne P.        6,500 (c)        6.7           7.22       22-Apr-05  $19,102   $44,516      3,817.5

Owens, Jr. Marshall D.   4,000 (C)        4.1           7.22       22-Apr-05  $11,755   $27,394      1,518.1


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

    (b) Phantom Units are the right to receive, upon exercise thereof, cash in an amount equal to the Fair Market Value of one Unit on the date of exercise. On the date a cash distribution is made by the Partnership to the Unit Holders, a credit of Phantom Units is made to each holder of UARs. The number of Phantom Units credited to each holder's account equals the number determined by dividing
(i) the product of (A)the aggregate number of UARs and Phantom Units held in such holder's account immediately prior to such cash distribution multiplied by
(B) the amount of the cash distribution per Unit by (ii) the Fair Market Value of a Unit on the date of the cash distribution. Upon an exercise of any UARs, Phantom Units which are derived from such UARs are automatically exercised in connection therewith.

    (c) The grants vest 50% after two years, with the balance vesting after three years.

                       Fiscal Year-end Option/UAR Values
                       ---------------------------------

                                         Number of Securities
                                        Underlying Unexercised                    Value of Unexercised
                                           Options/UARs At                      In-the-Money Options/UARs
                                          Fiscal Year-end (#)                      At Fiscal Year-End ($)
Name                                   Exercisable/Unexercisable                 Exercisable/Unxercisable
----                                   -------------------------                 ------------------------
Joseph M. Saggese                             3,250/13,000                                 *

Wayne P. Leonard                              8,250/15,250                                 *

Marshall D. Owens, Jr.                        3,250/ 8,250                                 *

*  None of the UARs were in-the-money

Pension Plan

    The executive officers named above are employees of Borden and participate in Borden's pension plans. The Borden Employees Retirement Income Plan ("ERIP") for salaried employees was amended as of January 1, 1987, to provide benefit credits of 3% of earnings which are less than the Social Security wage base for the year plus 6% of earnings in excess of the wage base and an additional 1.5% and 3% respectively for certain older employees. Earnings include annual incentive awards paid currently but exclude any long-term incentive awards. Benefits for service through December 31, 1986 are based on the plan formula then effect and have been converted to opening balances under the plan. Both opening balances and benefit credits receive interest credits at one-year Treasury bill rates until the participant commences receiving benefit payments. For the year 1998, the interest rate was 5.46%.

    Borden's supplemental pension plan provides for a grandfathering of benefits for certain key employees as of January 1, 1983, including certain executive officers, that, generally speaking, provide for the payment of any shortfall if the sum of (a) the pension actually payable on retirement under the ERIP (and any excess of supplemental plans), together with (b) the amount (converted to a pension equivalent) attributable to Borden contributions that would be standing to the employee's credit at retirement under Borden's Retirement Savings Plan if the employee had contributed at the maximum permitted rate eligible for Borden matching from December 31, 1983 until retirement, does not equal or exceed the sum of (c) the retirement income calculated on the basis of the December 31, 1982, ERIP pension formula (with certain adjustments), and (d) the amount (converted to a pension equivalent) attributable to company contributions (equal to 3.3% of compensation) that would be standing to the employee's credit at retirement had the Borden's Retirement Savings Plan as in effect on January 1, 1983, been in effect continuously to retirement. The projected pension figure for J.M. Saggese appearing at the end of this section includes the effect of the foregoing grandfathering.

    The ERIP contains additional transitional provisions for employees who met certain age and service requirements on January 1, 1987 . The transitional minimum benefit is a final average pay benefit for service prior to 1988 plus a career average pay benefit based on each year's earning for year 1988 through 1997 (1% of each year's earnings up to the Social Security wage base plus 1-1/2% of excess).

    Benefits vest on a graded five-year schedule for employees hired prior to July 1, 1990. Benefits vest after completion of five years of employment for employees hired on or after July 1, 1990.

    Borden has supplemental plans which will provide those benefits which are otherwise produced by application of the ERIP formula, but which, under Section 415 or Section 401(a)(17) of the Internal Revenue Code, are not permitted to be paid through a qualified plan and its related trust.

    The supplemental plan also provides a pension benefit using the ERIP formula based on deferred incentive compensation awards and certain other deferred compensation, which are not considered as part of compensation under the ERIP.

    The total projected annual benefits payable under the formulas of the ERIP at age 65 without regard to the Section 415 or 401(a)(17) limits and recognizing supplemental pensions as described above, are as follows for the above named executive officers: Joseph M. Saggese - $343,026, Wayne P. Leonard - $53,020, and Marshall D. Owens, Jr. - $32,816.

Compensation Committee Interlocks and Insider Participation

    Joseph M. Saggese, Chairman, President and Chief Executive

Officer and Wayne P. Leonard, Executive Vice President and Chief Operating Officer, participate in compensation decisions affecting executive officers and employees of BCPM.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

    Since the Partnership is managed by its General Partner and has no Board of Directors, there are no "voting securities" of the Partnership outstanding within the meaning of Item 403(a) of Regulation S-K and Rule 12b-2 under the Securities Exchange Act of 1934. Based soley on a Form 13-D and amendments thereto filed with the SEC and delivered to the Partnership (the "Form 13-D), the Partnership understands that as of December 23, 1998 the following individuals and entities (collectively, the "Group") were collectively the beneficial owners of approximately 3,397,100 Units or approximately 8.7% of the outstanding Units.

                                                                                              Percentage of
Name                                            Number of Common Units                      Outstanding Units
----                                            ----------------------                      -----------------
Marc H. Kozberg/1/                                     450,000      *                                1.2%
Bruce E. Hendry/1/                                   1,091,000                                       3.0%
Dr. Demtre Nicoloff/1/                                 550,000      *                                1.5%
G. James Spinner/1/                                    450,000      *                                1.2%
Robert H. Paymar/1/                                    500,000      *                                1.4%
Stanley I. Barenbaum/1/                                450,000      *                                1.2%
James A. Potter/1/                                      40,000                                       0.1%
Summit Capital Appreciation
     Fund LP/1/                                        400,000                                       1.1%
Curtis L. Carlson Foundation/2/                        135,000                                       0.4%
NAFCO Insurance Company
     Ltd. of Bermuda/2/                                135,000                                       0.4%
Revocable Trust of Glen D. Nelson/2/                   100,000                                       0.3%
Curtis L. Carlson Octagon Trust/2/                      80,000                                       0.2%
Scott C. Gage/2/                                        30,000                                       0.1%
Richard C. Gage/2/                                      20,000                                       0.1%
Diana Nelson/2/                                         10,000                        greater than   0.1%
Geoffrey C. Gage/2/                                     10,000                        greater than   0.1%
Wendy M. Nelson/2/                                      20,000                                       0.1%
Jennifer L. Nelson Trust/2/                             15,000                        greater than   0.1%
Juliet A. Nelson Trust/2/                               15,000                        greater than   0.1%
Revocable Trust of Edwin C. Gage/2/                     25,000                                       0.1%
Revocable Trust of Barbara C. Gage/2/                   25,000                                       0.1%
BCU Investments, L.L.C./3/                             795,100                                       2.2%
Nanser J. Kazeminy/3/                                  795,100      #                                2.2%
John K. Ellingboe/3/                                    51,500      +                                0.1%
Catherine A. Cella/3/                                   40,000                                       0.1%

*   Includes 400,000 Common Units owned by Summit Capital Appreciation Fund
    LP.
#   Includes 795,000 Common Units owned by BCU Investments, L.L.C.
+   Includes 40,000 Common Units held as joint tenants.

/1/ According to the Form 13-D, the business address for the members of the Group is Dougherty Summit Securities LLC, 90 South Seventh Street, Suite 4000,

    Minneapolis, MN 55402

/2/ According to the Form 13-D, the business address for these members of the Group is 701 Carlson Parkway, Minneapolis, MN 55459-8215.

/3/ According to the Form 13-D, the business address for these members of the Group is c/o BCU Investments, L.L.C., 7803 Glenroy Road, Bloomington, MN 55439.

As of December 31, 1998 the beneficial ownership of Units by all directors and officers of BCPM as a group was approximately 80,730 Units, which represents less than one percent of the total Units outstanding.

    The following table shows for (i) each director, (ii) executive officer named in the Summary Compensation Table and (iii) for all officers and directors as a group, the beneficial ownership of Units as of December 31, 1998.

Name of Beneficial Owner                                      Units             Percent of Units Held
------------------------                                      -----             ---------------------
Joseph M. Saggese                                             20,000                         *
George W. Koch                                                20,700                         *
Edward H. Jennings                                             1,000                         *
William H. Carter                                              1,000                         *
Ronald P. Starkman                                             6,000                         *
E. Linn Draper, Jr.                                                0                         *
William F. Stoll, Jr.                                              0                         *
Wayne P. Leonard                                              25,000                         *
Marshall D. Owens, Jr.                                            30                         *
Ronald B. Wiles                                                7,000                         *
                                                              ------
All directors and executive officers
as a group                                                    80,730                         *

*Represents less than 1% of the outstanding Units

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

    The Partnership is managed by BCPM pursuant to the Partnership Agreement. Under the Partnership Agreement BCPM is entitled to reimbursement of certain costs of managing the Partnership. These costs include compensation and benefits payable to officers and employees of BCPM, payroll taxes, general and administrative costs and legal and professional fees. Note 3 of Notes to Consolidated Financial Statements of the Partnership contained on pages 59 to 60 of this Form 10-K Annual Report contains information regarding relationships and related transactions.

    As described in Item 1, "Purchasing and Processing Agreements", the Partnership sells various products to BCI under certain purchase agreements and processing agreements. Messrs. Saggese. Carter, and Stoll, Jr., who are directors of BCPM, are also directors of BCI.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------


(a)   1.  Financial Statements
          --------------------

                a. The Consolidated Financial Statements, together with the report thereon of Price Waterhouse LLP dated January 19, 1999 are contained on pages 52 through 66 of this Form 10-K Annual Report.

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

             3.2(3)         By-laws of BCPM

             3.3(4)         Amended and Restated Certificate of Limited
                            Partnership of the Partnership

             3.4(4)         Amended and Restated Certificate of Limited
                            Partnership of the Operating Partnership

             3.5(4)         Amended and Restated Agreement of Limited
                            Partnership of the Partnership dated as of December
                            15, 1988


             3.6(5)         First Amendment to the Amended and Restated
                            Agreement of Limited Partnership of the
                            Partnership dated as of April 9, 1997.

             3.7(6)         Second Amendment to the Amended and Restated
                            Agreement of Limited Partnership of the Partnership dated August 14, 1997.

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

------------------

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

(5) Filed as exhibit 99.4 to the Registrant's Current Report on Form 8-K dated April 8, 1997 (filed April 15, 1997) ( File No. 1-9699) and incorporated herein by reference.

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

(10) Filed as an exhibit to the Registrant's 1989 Form 10-K Annual Report and is incorporated herein by reference in this Form 10-

K Annual Report.

(11) Exhibits 10.8, 10.32, 10.36, 10.37 and 10.38, which were previously filed, contain information which has been deleted pursuant to an application for confidential treatment pursuant to Rule 406 of the Securities Act of 1933, with respect to which an order has been granted by the Commission.

(b)  Reports on Form 8-K
     -------------------

Two Forms 8-K's were filed in 1998 by the Company relating to the Operating Partnership's revolving credit facility. On July 8, 1998, the Company announced that the Operating Partnership had reached an agreement with its lending banks waiving non-compliance with certain covenants and providing for certain amendments to its credit agreement. On December 28, 1998, the Company announced the Operating Partnership had reached agreement with its lenders on further waivers of non-compliance with covenants and that an amended and restated credit agreement providing for $90 million revolving credit facility had been signed to replace the $100 million credit facility.

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

                                             BORDEN CHEMICALS AND PLASTICS
                                              LIMITED PARTNERSHIP
                                              By BCP Management, Inc.,
                                              General Partner

                                          By  /s/ R.B. Wiles
                                              ----------------------------
                                              Ronald B. Wiles
                                              Chief Financial Officer and
                                              Treasurer


Date:  March 26, 1999

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

           Signature                                   Title
           ---------                                   -----


/s/ Joseph M. Saggese                      Director, Chairman, President
-------------------------
    Joseph M. Saggese                      and Chief Executive Officer


/s/ William H. Carter                      Director
-------------------------
    William H. Carter


/s/ E. Linn Draper, Jr.                    Director
-------------------------
    E. Linn Draper, Jr.


/s/ Edward H. Jennings                     Director
-------------------------
    Edward H. Jennings


/s/ George W. Koch                         Director
-------------------------
    George W. Koch


/s/ Ronald P. Starkman                     Director
    Ronald P. Starkman


/s/ William F. Stoll, Jr.                  Director
-------------------------
    William F. Stoll, Jr.

                       REPORT OF INDEPENDENT ACCOUNTANTS





TO THE PARTNERS OF BORDEN CHEMICALS
AND PLASTICS LIMITED PARTNERSHIP



         In our opinion, the consolidated balance sheets and the related consolidated statements of operations, of changes in partners' capital and of cash flows appearing on pages - to - present fairly, in all material respects, the financial position of Borden Chemicals and Plastics Limited Partnership and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Columbus, Ohio
January 19, 1999

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per Unit data)


                                                                          Year Ended December 31,
                                                                  --------------------------------------------
                                                                       1998             1997          1996
                                                                  --------------------------------------------
Revenues
   Net trade sales                                                    $453,589         $602,907      $593,641
   Net sales to related parties                                         81,938          134,222       115,562
                                                                      --------         --------      --------
Total revenues                                                         535,527          737,129       709,203
                                                                      --------         --------      --------
Expenses
   Cost of goods sold
     Trade                                                             440,191          562,159       549,315
     Related parties                                                    80,887          119,825       107,245
   Marketing, general & administrative expense  24,341                                   24,622        24,167
   Interest expense                                                     23,084           20,898        21,696
   General Partner incentive                                                                794
   Tax on gross income                                                   6,802
   Equity in loss of affiliate                                           1,683              186
   Other (income) expense, including
     minority interest                                                 (   854)           3,048         1,952
                                                                       --------           -----         -----

  Total expenses                                                       576,134          731,532       704,375
                                                                       -------          -------       -------

Net (loss) income                                                      (40,607)           5,597         4,828
   Less 1% General Partner interest                                       406            (   56)       (   48)
                                                                      --------          -------       -------
Net (loss) income applicable to Limited
  Partners' interest                                                  $(40,201)         $ 5,541       $ 4,780
                                                                      =========         =======       =======

Net (loss) income per Unit                                            $(  1.09)         $  0.15       $  0.13
                                                                      =========         =======       =======

Average number of Units outstanding
  during the year                                                       36,750           36,750        36,750
                                                                      ========          =======       =======

Cash distributions declared per Unit                                  $   0.00         $   0.83       $  0.35
                                                                      ========         ========       =======


See notes to consolidated financial statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                            Year Ended December 31,
                                                                  --------------------------------------------
                                                                        1998            1997          1996
                                                                  --------------------------------------------
Cash Flows From Operations
   Net income(loss)                                                    $ (40,607)     $   5,597       $   4,828
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:

   Depreciation                                                           33,369         48,569          49,092
   Deferred tax on gross income                                            5,800
   Increase (decrease) in cash from changes
     in certain assets and liabilities:
   Receivables, net                                                       23,923            596         ( 4,065)
   Inventories                                                            14,449            961         (   890)
   Payables                                                              (15,118)       ( 4,810)        ( 3,080)
   Incentive distribution payable                                                                       ( 1,910)
   Other accrued liabilities                                             ( 7,409)         4,595           3,048
   Other, net                                                            ( 4,532)       ( 8,602)        ( 8,560)
                                                                         --------       --------        --------
                                                                           9,875         46,906          38,463
                                                                         --------       --------        ---------
Cash Flows From Investing Activities
  Capital expenditures                                                   (31,788)      ( 19,426)       ( 14,558)
                                                                         --------      --------        --------
                                                                         (31,788)      ( 19,426)       ( 14,588)
                                                                         --------      ---------       --------
Cash Flows From Financing Activities
   Proceeds from long-term borrowings                                     53,700         25,000
   Repayments of long-term borrowings                                    (26,900)
   Net repayments of short-term borrowings                                             ( 25,000)       ( 15,000)

   Cash distributions paid                                               ( 3,712)      ( 30,819)       ( 30,459)
                                                                         --------      ---------       --------
                                                                          23,088       ( 30,819)       ( 45,459)
                                                                         --------      ---------       --------

Increase (decrease) in cash and equivalents                                1,175       (  3,339)       ( 21,554)

Cash and equivalents at beginning of year                                  7,528         10,867          32,421
                                                                        --------       ---------      ---------

Cash and equivalents at end of year                                     $  8,703       $  7,528       $  10,867
                                                                        ========       =========      =========

Supplemental Disclosures of Cash Flow
   Information
   Interest paid during the year                                        $ 23,103       $ 20,874       $  21,773






See notes to consolidated financial statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                        December 31,      December 31,
                                                                             1998           1997
                                                                          ---------       ---------
ASSETS

Cash and equivalents                                                      $   8,703        $ 7,528
Accounts receivable (less allowance for
 doubtful accounts of $672 and $475,
 respectively)
   Trade                                                                     57,909         72,718
   Related parties                                                           12,627         21,741
Inventories
   Finished and in process goods                                             21,978         33,686
   Raw materials and supplies                                                 6,574          9,315
Other current assets                                                          2,694          4,380
                                                                          ---------       ---------
  Total current assets                                                      110,485        149,368
                                                                          ---------       ---------

Investments in and advances to
 affiliated companies                                                         8,442          7,834
Other assets                                                                 54,469         52,784
                                                                          ---------        --------
                                                                             62,911         60,618
                                                                          ---------        --------

Land                                                                         16,308         15,952
Buildings                                                                    45,604         45,050
Machinery and equipment                                                     690,096        662,050
                                                                          ---------        --------
                                                                            752,008        723,052
   Less accumulated depreciation                                          ( 463,708)      (432,852)
                                                                          ----------      --------

                                                                            288,300        290,200
   Total assets                                                           $ 461,696       $500,186
                                                                          ==========      =========

LIABILITIES AND
PARTNERS' CAPITAL

Accounts and drafts payable                                               $  41,884       $ 57,002
Cash distributions payable                                                                   3,712
Accrued interest                                                              3,190          3,209
Other accrued liabilities                                                    13,702         21,111
                                                                          ----------       --------
  Total current liabilities                                                  58,776         85,034

Long-term debt                                                              251,800        225,000
Deferred tax on gross income                                                  5,800
Other liabilities                                                             1,949          5,760
Minority interest in consolidated subsidiary                                    900          1,314
                                                                          ----------      ---------
   Total liabilities                                                        319,225        317,108
                                                                          ----------      ---------

Commitments and contingencies (See Note 9)

Partners' capital
   Limited Partners                                                         142,517        182,718
   General Partner                                                              (46)           360
                                                                          ----------      ---------
Total partners' capital                                                     142,471        183,078
                                                                          ----------      ---------
   Total liabilities and partners' capital                                $ 461,696       $500,186
                                                                          ==========      =========


See notes to consolidated financial statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                (In thousands)




                                                         Limited        General
                                                         Partners       Partner        Total
                                                        ---------       -------      ---------
Balances at December 31, 1995                           $ 215,762       $  702       $ 216,464
   Net income                                               4,780           48           4,828
   Cash distributions declared                            (12,862)        (130)        (12,992)
                                                         --------       ------         -------

Balances at December 31, 1996                             207,680          620         208,300
   Net income                                               5,541           56           5,597
   Cash distributions declared                            (30,503)        (316)        (30,819)
                                                         --------       ------         -------

Balances at December 31, 1997                             182,718          360         183,078
    Net loss                                              (40,201)        (406)        (40,607)
   Cash distributions declared                               -              -             -
                                                         --------       ------         -------

Balances at December 31, 1998                            $142,517       $  (46)       $142,471
                                                         ========       ======        ========



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

     The Operating Partnership operates a highly integrated plant in Geismar, Louisiana, which produces basic petrochemical products, PVC resins and industrial gases; a PVC resins plant located in Illiopolis, Illinois; and a PVC resins plant in Addis, Louisiana. The Partnership markets its commodity products to the manufacturing, chemical and fertilizer industries primarily in the United States. See Note 10 for a discussion of business segments.


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

     Cash and Equivalents - The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included in cash and equivalents are time deposits of $2,000 and $6,950 at December 31, 1998 and 1997, respectively.

     Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the average cost and first-in, first-out methods.

     Investments in and Advances to Affiliated Companies - The Partnership owns a 51% interest in a partnership engaged in manufacturing and marketing vinyl esters. Due to the significance of the rights held by the minority partner, the Partnership's interest in this partnership is accounted for using the equity method.

     The Partnership owns 50% of a utility station and of an acetylene plant
(Note

9) located at the Geismar complex. Utilities provided and acetylene consumed are allocated to the owners at cost. The Partnership's proportionate share is included in cost of goods sold.

     Other Assets and Liabilities - Debt issuance costs are capitalized and are amortized over the term of the associated debt or credit agreement. Included in other assets are spare parts totaling $22,811 and $23,400 at December 31, 1998 and 1997, respectively. Included in other accrued liabilities are accrued sales discounts of $5,505 and $8,604 at December 31, 1998 and 1997, respectively.

     Property and Equipment - The amount of the purchase price originally allocated by the Partnership at its formation to land, buildings, and machinery and equipment was based upon their relative fair values. Expenditures made subsequent to the formation of the Partnership have been capitalized at cost except that the purchase price for the Addis, Louisiana plant acquired in 1995 has been allocated to properties based upon their relative fair values. Depreciation is recorded on the straight-line basis by charges to costs and expenses at rates based on the estimated useful lives of the properties (average rates for buildings - 4%; machinery and equipment - 8%). Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals totaling $34,766 in 1998; $38,937 in 1997 and $37,091 in 1996 were expensed as incurred.
When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts.

     Environmental Expenditures - Environmental-related expenditures associated with current operations are generally expensed as incurred. Expenditures for the assessment and/or remediation of environmental conditions related to past operations are charged to expense; in this connection, a liability is recognized when assessment or remediation effort is probable and the future costs are estimable. See also Note 9 for discussion of the Environmental Indemnity Agreement ("EIA") with Borden.

     Income Taxes - Income taxes are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". In accordance with this statement, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases, as measured by the 3.5% gross income tax rate in the periods when the deferred tax assets and liabilities are expected to be settled or realized. See Note 7.

     For federal, state and local income tax purposes, the Partnership's taxable net income or loss, which may vary substantially from net income or loss reported under generally accepted accounting principles, is included in the tax returns of the individual partners.

     Long-Term Incentive Plan - Under the Long-Term Incentive Plan (the Plan), certain management personnel and employees are awarded phantom appreciation rights. At the time of exercise, phantom appreciation rights provide the grantee the opportunity to earn an amount in cash calculated to award the grantee for appreciation from the base price to the fair market value of the Partnership's traded units and actual cash distributions on such units. The phantom appreciation rights vest 50% after two years, with the balance vesting after three years. Due to declines in the price of the units, there was no compensation expense recognized for the phantom appreciation rights during 1998, 1997 or 1996. The Plan provides the independent committee of the Board of Directors of the General Partner the discretion to decrease the base price of the phantom appreciation rights in certain events, including changes in ownership or capitalization.

     Earnings per Unit - Basic income per unit is computed by dividing net income, after subtracting the General Partner's 1% interest, by the weighted average number of units outstanding. Currently, there are no potentially dilutive securities; accordingly, basic income per unit and diluted income per unit are equivalent.

      Comprehensive Income -SFAS No. 130 "Reporting Comprehensive Income", establishes standards for reporting of comprehensive income and its components. However, the Partnership has no elements of "other comprehensive income" and, accordingly, net income and comprehensive income are equivalent.

     Segment Information - Effective for the year ended December 31, 1998, the Partnership adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Prior years' disclosures have been conformed to the new presentation. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the basis for the Partnership's operating segments. SFAS No. 131 also requires disclosures about geographic areas and major customers. See Note 10.

     New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective in 2000 for the Partnership. The statement requires that all derivatives be recorded in the balance sheet as either assets or liabilities and be measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Partnership is in the process of assessing the impact that SFAS No. 133 will have on the consolidated financial statements.

     The Partnership plans to adopt Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" for its consolidated financial statements for the year ended December 31, 1999. The adoption of SOP 98-1 is not expected to have a significant impact on the Partnership's financial position or results of operations.

     Use of Estimates - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those estimates.

     Reclassifications - Certain amounts in the consolidated financial statements and notes thereto have been reclassified to conform to 1998 presentation.

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

     Prior to July 1, 1997 Borden included the Partnership in its general insurance coverage, including liability and property damage coverage. The Partnership reimbursed Borden for its share of the costs of the general insurance coverage based on calculations made by Borden's Risk Management Department. The Partnership reimbursed Borden $1,252 and $3,634 during 1997 and 1996, respectively. Under its risk retention program, Borden maintained deductibles of $2,500, $1000 and $1000 per occurrence for property and related damages at the Geismar, Illiopolis and Addis facilities, respectively, and deductibles ranging from $100 to $3,000 per event for liability insurance.

     After July 1, 1997, the Partnership participates in general insurance coverage held in name by a Borden affiliate, however the costs of the coverage are specifically apportioned to the Partnership by the insurance carriers and the Partnership pays the premiums for the coverage directly to those carriers. The deductibles for property and liability coverages are similar to those maintained under the previous arrangement with Borden.

     The employees of BCPM (together with employees providing support to or services for BCPM) operate the Partnership and participate in various Borden benefit plans including pension, retirement savings, post-retirement other than pensions and health and life insurance. The Partnership has no direct liability for such benefits since the Partnership does not directly employ any of the persons responsible for managing and operating the Partnership, but instead reimburses Borden (on its own or BCPM's behalf) for their services. Charges to the Partnership for such services are actuarially determined where appropriate. The Partnership expenses the full amount of such charges but only reimburses Borden (on its own or BCPM's behalf) for actual benefits paid. The difference between cash payments to Borden (on its own or BCPM's behalf) and expense is accrued on the Partnership's books.

     Prior to January 1, 1998, employees were covered by a group medical insurance plan administered by Borden. Reimbursements made to Borden by the Partnership during 1997 and 1996 totaled $1,841 and $1,611, respectively. Premiums now are determined independently for and are paid by the Partnership directly to the insurance carrier.

     Benefit plan and general insurance expenses, and allocation for usage of resources such as personnel and data processing equipment were $8,542 in 1998, $8,940 in 1997, and $9,591 in 1996. Management believes the allocation methods used are reasonable. Although no specific analysis has been undertaken, if the Partnership were to directly provide such services and resources at the same cost as Borden, management believes the allocations would be indicative of costs that would be incurred on a stand-alone basis.

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

     On October 11, 1996, Borden sold its packaging division and as a part of the transaction obtained a 34% ownership interest in the acquiring entity. The packaging division had been a significant purchaser of PVC resins. After the acquisition, sales prices remained substantially the same as sales to Borden. Included in related party sales are sales of PVC to the acquiring entity of $18,546 and $25,431 for 1998 and 1997, respectively. Included in related party receivables are amounts due from the acquiring entity for these sales of $2,831 and $4,445 at December 31, 1998 and 1997, respectively. All other related party sales and receivables are with Borden.

4. Debt

     On May 1, 1995, the Operating Partnership issued $200,000 aggregate principal amount of senior unsecured 9.5% notes due 2005. The senior unsecured notes contain a number of financial and other covenants, including limitations on liens and sales of assets. Cash distributions are not permitted unless compliance with certain covenants is maintained. With respect to the senior unsecured notes and the revolving credit facility discussed below, compliance with covenant ratios is expected to require several quarters of sufficiently profitable operations before cash distributions could be resumed.

     The aggregate fair value of the Operating Partnership's outstanding notes was $160,000 at December 31, 1998 and $212,500 at December 31, 1997, as
determined by the market trading price for the notes at those dates.

     On December 23, 1998, the Operating Partnership amended its December 22, 1997 revolving credit facility to, among other things, obtain waiver of certain covenant violations and to amend the covenant ratios for December 1998 and through December 2000. The amended credit facility provides for up to $90,000 under a revolving credit agreement with a group of banks. The amended credit facility expires on December 31, 2000, at which time all amounts outstanding must be repaid. Interest on borrowings under the revolving credit facility are determined, at the Operating Partnership's option, by the selected Eurodollar rate plus a margin (4.00% at December 31, 1998) or the ABR rate plus a margin (2.75% at December 31, 1998). The ABR rate is the greater of (a) the prime rate
(b) the Base CD rate plus 1.00% or (c) the Federal Funds Effective rate plus .5%. The margins for the Eurodollar rate and the ABR rate are based on the
Operating Partnership's public debt rating and the Operating Partnership's consolidated debt to consolidated earnings before income taxes, depreciation and amortization (EBITDA) ratio. An annual commitment fee is payable on the unused portion of the amended facility. At December 31, 1998 borrowings under the amended facility were $51,800 and bore interest at 9.00% while the commitment fee on the unused portion of the facility was .5%.

     The borrowings under the revolving credit facility are to be collateralized by accounts receivable, inventories and an approximate $17,000 lien against certain fixed assets. The revolving credit facility contains certain covenants, including the maintenance of a coverage ratio of EBITDA to interest and other non-financial covenants. In addition, the Partnership is limited with respect to additional indebtedness, liens, declaration and payment of Partnership dividends and distributions, and capital expenditures.

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

         Cash distributions are limited by the terms of the Partnership's debt agreements. See Note 4.

7.  Tax on Gross Income

     In August, 1997 legislation was enacted which extends indefinitely the Partnership's ability to be treated as a partnership for federal income tax purposes provided that the Partnership elected to be subject to a 3.5% tax on taxable gross income beginning on January 1, 1998 (the ability to be treated as a partnership had been scheduled to expire on December 31, 1997). The Partnership has made such an election.

         During fiscal 1998, tax on gross income expense is composed of current tax expense of $1,002 and deferred tax expense of $5,800. During the fourth quarter of 1998, the Partnership made a provision of $5,800 for deferred taxes resulting from recent IRS guidance governing calculation of the new 3.5% tax on gross income of electing master limited partnerships, and the Partnership's assessment of how that guidance may affect it. At December 31, 1998, substantially all of the Partnership's deferred tax liability related to property and equipment.

8.  Rights to Purchase Units

     On April 8, 1997, the General Partner declared a distribution of one common unit purchase right (a "Right") for each outstanding common unit of the Partnership and the number of Rights most closely approximating 1/99th of the number of the units outstanding with respect to the General Partner's interest in the Partnership.

     The Rights are not exercisable until the earlier to occur of: (i) ten days following a public announcement that a person or affiliated group of persons (an

"Acquiring Person") have acquired 15% or more of the outstanding units or (ii) ten days (or such later date as may be determined by the General Partner prior to someone becoming an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender or exchange offer the consummation of which would result in a person or affiliated group of persons acquiring 15% or more of the outstanding units. Until then, the Rights will trade with the units and a Right will be issued with each additional unit issued. The number of Rights outstanding at December 31, 1998 was 37,121,212.

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

9. Commitments and Contingencies

Purchase Commitments

     The Partnership has entered into a fifteen year supply agreement commencing in 1997 for one of its raw materials to provide long-term supply and minimize price volatility. The purchase price for this product is based on its raw material and variable costs, as well as fixed costs that will vary based on economic indices, changes in taxes or regulatory requirements. The aggregate amount at December 31, 1998 of minimum payments required under the agreement is $43,572 with $4,753 per year of minimum payments required through 2008. Purchases under the agreement totaled $19,633 in 1998 and $21,753 in 1997.

     The Partnership has agreed to purchase the unowned balance of its partner's share of certain acetylene production facilities at the Geismar complex on December 31, 1999. The purchase price is $10,000 payable over three years plus the undepreciated value (approximately $8,000 to date) of its partner's share of capital spent on the facilities from November 1997 to December 31, 1999.

     The Partnership has undertaken actions to replace certain computer applications or programs. The purchase commitment for costs associated with the implementation of new software applications, including the associated hardware, is $14,549, of which $5,451 has not been expended as of December 31, 1998.

Environmental and Legal Proceedings

     On March 11, 1998, the Partnership and the U.S. Department of Justice ("DOJ") reached an agreement to resolve the enforcement action brought by the DOJ against the Operating Partnership, the Partnership and the General Partner in October 1994, and the Declaratory Judgement Action brought by the Partnership against the United States. The settlement provides for payment of a civil penalty of $3,600 and funding of $400 for community based environment programs, but it does not include any admission of wrongdoing. The terms of the settlement also provide for a program of groundwater and other remediation at the Geismar facility. The agreement also provides that the Partnership will undertake a Supplemental Environmental Project to decommission its underground injection wells and instead subject the waste to innovative source reduction. The estimated cost of the project is $3,000. In light of the $4,000 provision previously established for this matter and Borden's obligation under the EIA to pay for the remediation program, the settlement did not have a material effect on the Partnership's financial position or results of operations.

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


10. Segment Information

     The Partnership's internal reporting is organized on the basis of products. Each of the following products is considered to be an operating segment of the business: polyvinyl chloride ("PVC"), vinyl chloride monomer ("VCM"), acetylene, methanol, formaldehyde, ammonia and urea. These operating segments have been aggregated into three reportable segments according to the nature and economic characteristics of the products, production processes and other similarities. The segments are (i) PVC Polymers Products, which consist of PVC resins and feedstocks (VCM and acetylene), (ii) Methanol and Derivatives, which consist of methanol and formaldehyde, and (iii) Nitrogen Products, which consist of ammonia and urea.
     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 2). The Partnership evaluates performance of the segments and allocates resources to them based upon contributing margin, which is gross margin net of distribution expense.

     Financial information for each of the reportable segments for the years 1998, 1997 and 1996 is provided in the following table.

-----------------------------------------------------------------------------------------------------------------------------------
                                             PVC
                                           Polymers           Methanol             Nitrogen       Reconciling     Consolidated
                                           Products       and Derivatives          Products        Items (a)         Totals
-----------------------------------------------------------------------------------------------------------------------------------
1998
Revenues                                   $ 372,853         $ 111,308            $  51,366        $                 $ 535,527
Contributing Margin                            8,424            10,839           (    4,814)                            14,449
Property and equipment, net                  161,801            24,599               17,664           84,236           288,300
Other assets                                  26,725             6,336                5,151           16,257            54,469
Depreciation expense                          19,783             4,359                2,822            6,405            33,369


1997
Revenues                                   $ 486,189         $ 177,475            $  73,465        $                 $ 737,129
Contributing Margin                            4,398            50,243                  504                             55,145
Property and equipment, net                  163,421            28,593               18,466           79,720           290,200
Other assets                                  23,447             5,151                5,193           18,993            52,784
Depreciation expense                          23,850             9,600                8,105            7,014            48,569


1996
Revenues                                   $ 464,496         $ 145,982            $  98,725        $                 $ 709,203
Contributing Margin                            9,602            17,685               25,356                             52,643
Property and equipment, net                  184,307            38,002               24,754           72,408           319,471
Other assets                                  24,156             4,151                4,335           16,763            49,405
Depreciation expense                          24,095             9,592                8,505            6,900            49,092

-----------------------------------------------------------------------------------------------------------------------------------

(a) Reconciling items relate primarily to common property and equipment used by all three segments and the depreciation expense associated with those assets, as well as unallocated spare parts and deferred financing costs.

         A reconciliation of the total segment consolidated contributing margin to total consolidated income before gross income taxes, for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                         1998                1997                1996
                                                         ----                ----                ----
Total segment contributing margin                       $ 14,449            $ 55,145          $ 52,643
Marketing, general and
  Administrative expense                              (   24,341)         (   24,622)       (   24,167)
Interest expense                                      (   23,084)         (   20,898)       (   21,696)
General partner incentive                                                 (      794)
Other misc. income/expense (net)                                          (    3,234)       (    1,952)
                                                      (      829)
Consolidated income/loss before
  Tax on gross income(b)                              (   33,805)               5,597             4,828


(b) As 1998 was the first year that the Partnership was subject to gross income taxes, the amounts for 1997 and 1996 represent net income.

         Revenues from Borden and affiliates represented $81,938, $134,222 and $115,562 of the Partnership's consolidated revenues for the years ended December 31, 1998, 1997, and 1996, respectively. Borden and its affiliates are customers of all three of the reporting segments.

         Revenues from domestic customers represented substantially all of consolidated revenues for the years ended December 31, 1998, 1997, and 1996, respectively. All segment assets are domestic.