Form 10-Q
period 1999-03-31
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 1999-05-12
CIK 821202

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999
                                       -
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


                               ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No.
                                             ---     ---

                               ----------------

     Number of Common Units outstanding as of the close of business on May 10, 1999: 36,750,000.

  ===========================================================================

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (In thousands, except per Unit data)

                                                             Three Months Ended
                                                            ---------------------
                                                            March 31,   March 31,
                                                              1999        1998
                                                            --------    ---------
Revenues
  Net trade sales.........................................  $ 99,824    $128,136
  Net sales to related parties............................    15,610      25,375
                                                            --------    --------

        Total revenues....................................   115,434     153,511
                                                            --------    --------

Expenses
  Cost of goods sold
        Trade.............................................    91,558     125,447
        Related parties...................................    16,331      24,349
  Marketing, general & administrative expense.............     6,161       5,732
  Interest expense........................................     6,029       4,827
  Other expense, including minority
        interest and equity in loss of affiliate..........     1,046       1,480
                                                            --------    --------

             Total expenses...............................   121,125     161,835
                                                            --------    --------

  Net loss................................................    (5,691)     (8,324)
       Less 1% General Partner interest...................        57          83
                                                            --------    --------
  Net loss applicable to Limited Partners'
        interest..........................................  $ (5,634)   $ (8,241)
                                                            ========    ========

Per Unit data-basic, net of 1% General Partner interest
  Net loss per Unit.......................................  $  (0.15)   $  (0.22)
                                                            ========    ========

  Average number of Units outstanding during the period...    36,750      36,750
                                                            ========    ========

  Cash distributions declared per Unit....................  $   0.00    $   0.00
                                                            ========    ========



See Notes to Consolidated Financial Statements.

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                     Three Months Ended
                                                                 ---------------------------
                                                                 March 31,          March 31,
                                                                   1999               1998
                                                                   ----               ----
Cash Flows From Operations

Net loss......................................................     $(5,691)          $(8,324)

Adjustments to reconcile net loss income to net cash
provided by operating activities:
  Depreciation................................................       8,707             8,099
  Increase (decrease) in cash from
    changes in certain assets and liabilities:
     Receivables, net.........................................       2,482            10,894
     Inventories..............................................      (1,459)            4,046
     Payables.................................................      (5,942)           (1,184)
     Accrued Interest.........................................       4,928             4,708
     Other, net...............................................         672            (8,302)
                                                                   -------           -------
                                                                     3,697             9,937
                                                                   -------           -------

Cash Flows Used In Investing Activities
  Capital expenditures........................................      (3,913)           (7,016)
                                                                   -------           -------
                                                                    (3,913)           (7,016)
                                                                   -------           -------

Cash Flows Used In Financing Activities
  Proceeds from borrowings....................................        (400)                0
  Cash distributions paid.....................................           0            (3,712)
                                                                   -------           -------
                                                                      (400)           (3,712)
                                                                   -------           -------

Decrease in cash and equivalents..............................        (616)             (791)

Cash and equivalents at beginning of period...................       8,703             7,528
                                                                   -------           -------

Cash and equivalents at end of period.........................     $ 8,087           $ 6,737
                                                                   =======           =======

Supplemental Disclosures of Cash Flow Information

Interest paid during the period...............................     $ 1,101           $   496
                                                                   =======           =======



See Notes to Consolidated Financial Statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (In thousands)

                 ASSETS                                          March 31, 1999   December 31, 1998
                 ------                                          --------------   -----------------
Cash and equivalents............................................  $   8,087           $   8,703
Accounts receivable (less allowance for doubtful accounts
  of $673 and $672, respectively)
  Trade.........................................................     56,247              57,909
  Related parties...............................................     11,807              12,627
Inventories
  Finished and in process goods.................................     23,517              21,978
  Raw materials and supplies....................................      6,494               6,574
Other current assets............................................      3,154               2,694
                                                                  ---------           ---------
  Total current assets..........................................    109,306             110,485
                                                                  ---------           ---------

Investments in and advances to affiliated companies.............      8,130               8,442
Other assets....................................................     52,911              54,469
                                                                  ---------           ---------
                                                                     61,041              62,911
                                                                  ---------           ---------
Plant, property and equipment
  Land..........................................................     16,308              16,308
  Buildings.....................................................     45,604              45,604
  Machinery and equipment.......................................    694,009             690,096
                                                                  ---------           ---------
                                                                    755,921             752,008
  Less accumulated depreciation.................................   (472,415)           (463,708)
                                                                  ---------           ---------
  Net plant, property and equipment.............................    283,506             288,300
                                                                  ---------           ---------

    Total assets................................................  $ 453,853           $ 461,696
                                                                  =========           =========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts and drafts payable.....................................  $  35,942           $  41,884
Accrued interest................................................      8,118               3,190
Other accrued liabilities.......................................     13,038              13,702
                                                                  ---------           ---------
  Total current liabilities.....................................     57,098              58,776

Long-term debt..................................................    251,400             251,800
Deferred tax on gross margin....................................      5,800               5,800
Other liabilities...............................................      1,933               1,949
Minority interest in consolidated subsidiary....................        842                 900
                                                                  ---------           ---------
  Total liabilities.............................................    317,073             319,225
                                                                  ---------           ---------

Partners' capital
  Limited Partners..............................................    136,883             142,517
  General Partner...............................................       (103)                (46)
                                                                  ---------           ---------
     Total partners' capital....................................    136,780             142,471
                                                                  ---------           ---------

    Total liabilities and partners' capital.....................  $ 453,853           $ 461,696
                                                                  =========           =========


See Notes to Consolidated Financial Statements.

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)
                                 (In thousands)


                                                                Limited     General
                                                                Partners    Partner       Total
                                                                --------    --------      -----
Balance at December 31, 1997 ..............................     $182,718      $ 360    $183,078
   Net loss  ..............................................       (8,241)      ( 83)     (8,324)
   Cash distributions declared  ...........................            0          0           0
                                                                --------      -----    --------
Balance at March 31, 1998  ................................     $174,477      $ 277    $174,754
                                                                ========      =====    ========

Balance at December 31, 1998  .............................     $142,517        (46)   $142,471
   Net loss  ..............................................       (5,634)       (57)     (5,691)
   Cash distributions declared  ...........................            0          0           0
                                                                --------      -----    --------
Balance at March 31, 1999  ................................     $136,883      $(103)   $136,780
                                                                ========      =====    ========



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

In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This statement requires the capitalization of certain costs incurred to develop internal use software. The Partnership adopted the provisions of SOP 98-1 beginning January 1, 1999. The adoption did not have a significant impact on the Partnership's financial position or results of operations.

Effective for the year ended December 31, 1998, the Partnership adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In accordance with SFAS No. 131, the Partnership has presented segment information (Note 3) for the first quarter 1999. Prior year's disclosures (Note 3) have been conformed to the new presentation.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective in 2000 for the Partnership. The statement requires that all derivatives be recorded in the balance sheet as either assets or liabilities and be measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of derivative and the resulting designation. The Partnership is in the process of assessing the impact that SFAS No. 133 will have on the consolidated financial statements.

2. Environmental and Legal Proceedings

On March 11, 1998, the Partnership through its subsidiary operating partnership Borden Chemicals and Plastics Operating Limited Partnership (the "Operating Partnership") and the U.S. Department of Justice ("DOJ") reached an agreement to resolve the enforcement action brought by the DOJ against the Operating Partnership, the Partnership and the General Partner in October 1994, and the Declaratory Judgement Action brought by the Partnership against the United States. The settlement provides for payment of a civil penalty of $3,600 and funding of $400 for community based environment programs, but it does not include any admission of wrongdoing. The terms of the settlement also provide for a program of groundwater and other remediation at the Geismar facility. The agreement also provides that the Partnership will undertake a Supplemental Environmental Project to decommission its underground injection wells and instead subject the waste to innovative source reduction. The estimated cost of the project is $3,000. In light of the $4,000 provision previously established for this matter and Borden Inc.'s ("Borden") obligation under the Environmental Indemnity Agreement ("EIA") to pay for the remediation program, the settlement did not have a material effect on the Partnership's financial position or results of operations.

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

The Partnership is subject to extensive federal, state and local environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water, establish standards for the treatment, storage, transportation and disposal of solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances. The Partnership has expended substantial resources, both financial and managerial, and it anticipates that it will continue to do so in the future. Failure to comply with the extensive federal, state and local environmental laws and regulations could result in significant civil or criminal penalties and remediation costs.

The Partnership is subject to legal proceedings and claims which may arise in the ordinary course of business. In the opinion of the management of the Partnership, the amount of the ultimate liability, taking into account its insurance coverage, including its risk retention program and Environmental Indemnity Agreement with Borden would not materially affect the financial position or results of operations of the Partnership.

3.  Segment Information

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

Financial information for each of the reportable segments for the first quarters of 1999 and 1998 is provided in the following table.

--------------------------------------------------------------------------------
                          PVC     Methanol
                        Polymers     and       Nitrogen  Consolidated
                        Products  Derivatives  Products     Totals
--------------------------------------------------------------------------------
1999
Revenues                  $ 83,125   $19,817       $12,492   $115,434
Contributing Margin          9,097        57        <1,609>     7,545

1998
Revenues                  $106,092   $35,894       $11,525   $153,511
Contributing Margin           <412>    7,808        <3,681>     3,715

--------------------------------------------------------------------------------

A reconciliation of the total segment consolidated contributing margin to total consolidated income for the first quarters ended March 31, 1999 and 1998 is as follows:

                                       1999    1998
                                       ----    ----

Total segment contributing margin     7,545    3,715
Marketing, general and
     Administrative expense          <6,161>  <5,732>
Interest expense                     <6,029>  <4,827>
Other income/expense (net)           <1,046>  <1,480>

Consolidated income/(loss)           <5,691>  <8,324>

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998

Revenues

Total revenues during the first quarter of 1999 decreased $38.1 million or 25% to $115.4 million from $153.5 million in the first quarter of 1998. This decrease was the result of a $23.0 million decrease in PVC Polymers Products revenues, a $16.1 million decrease in Methanol and Derivatives revenues and a $1.0 million increase in Nitrogen Products revenues.

Total revenues for PVC Polymers Products decreased $23.0 million as a result of a 15% decline in selling prices, and a 7% decrease in sales volumes. Excess supply of PVC in the market, exacerbated by on-going lower demand levels in many countries in the Far East region, has continued to put downward pressure on selling prices and intensified competitive market conditions.

Total revenues for Methanol and Derivatives decreased $16.1 million as a result of a 30% decrease in selling prices, and a 15% decline in sales volumes. Excess capacity and soft demand has put severe downward pressure on selling prices. Also during the quarter, the state of California announced a phase-out of the use of MTBE in reformulated gasoline by December 31, 2002. Methanol is used as a raw material in the manufacture of MTBE. The announcement is not expected to have an immediate impact on methanol demand.

Total revenues for Nitrogen Products increased $1.0 million as a result of a 20% decrease in sales prices and 28% increase in volume. A decrease in imports of urea into China have put downward pressure on selling prices while volumes returned to a more normal quarter from idled production in first quarter of 1998.

Cost of Goods Sold

PVC Polymers Products contributing margin improved from last year's $.4 million loss to a profit of $9.1 million. This is a result of decreases in major raw material costs, led by chlorine, being able to more than offset the decline in selling prices. Included in the cost of goods sold for the first quarter of 1999 was a $.5 million charge to cover the cost of realigning certain production facilities at Illiopolis.

Contributing margin of Methanol and Derivatives had the opposite condition with a breakeven in the first quarter of 1999 compared to a profit of $7.8 million from the same period a year ago. Lower natural gas costs could not offset the 30% decline in selling prices.

Nitrogen Products continue to generate negative margins, $1.6 million loss in first quarter of 1999 and $3.7 million loss for 1998 first quarter. Natural gas and selling prices were both 20% lower than the same period last year.

Interest Expense

Interest Expense for the first quarter of 1999 increased $1.2 million which relates to the $251.4 million long term debt in the first quarter of 1999 compared to $225 million in long term debt for the same period a year ago.

Net Loss

Net loss for the first quarter of 1999 was $5.7 million compared to an $8.3 million loss for the first quarter of 1998. As discussed above, the primary reasons for the $2.6 million improvement were raw material decreases and improved production efficiencies being able to offset an 18% decrease in selling prices.

Liquidity and Capital Resources

Cash Flows from Operations. Cash provided by operations for the first quarter 1999 totaled $3.7 million, a reduction of $6.2 million primarily due to an unfavorable change in working capital offset somewhat by a reduction in net loss.

Cash Flows from Investing Activities. First quarter capital expenditures totaled $3.9 million and $7.0 million for 1999 and 1998, respectively. The first quarter 1998 capital spending was higher than normal due primarily to environmental projects and other discretionary capital expenditures.

Cash Flow from Financing Activities. Pursuant to its Partnership Agreement, the Partnership is required to make quarterly distributions to Unitholders and the General Partner of 100% of its Available Cash, if any. Available Cash means generally, with respect to any quarter, the sum of all cash receipts of the Partnership plus net reductions to reserves established in prior quarters, less all of its cash disbursements and net additions to reserves in such quarter. The General Partner may establish such reserves, as it deems necessary or appropriate in its reasonable discretion, to provide for the proper conduct of the business of the Partnership or the Operating Partnership and to stabilize distributions of cash to Unitholders and the General Partner and such other reserves as are necessary to comply with the terms of any agreement or obligation of the Partnership.

A cash distribution of $3.7 million was made during the first quarter of 1998. This amount relates to the cash distribution declared for the immediately preceding quarter. Cash distributions with respect to interim periods are not necessarily indicative of cash distributions with respect to a full year. Moreover, due to the cyclical nature of the Partnership's business, past cash distributions are not necessarily indicative of future cash distributions.

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

Liquidity

Adverse business conditions across the Partnership's three product groups have considerably reduced its sales revenues and operating margins and caused the Partnership to incur net losses over the past several quarters. Unless business conditions broadly improve, industry overcapacity affecting all of the Partnership's product groups is likely to cause narrow operating margins to persist throughout the remainder of the year, even if selling prices continue to improve. These narrow operating margins, combined with the Partnership's capital expenditure needs (which are anticipated to be in the range of $3 to $5 million per quarter) and debt service requirements, along with restrictions in the Credit Agreement and Indenture as discussed below, make it unlikely that the Partnership will resume making quarterly cash distributions in 1999.

The Partnership through its subsidiary operating partnership Borden Chemicals and Plastics Operating Limited Partnership (the "Operating Partnership") and several lending institutions are parties to an amended and restated Credit Agreement (the "Credit Agreement"), dated as of December 23, 1998 which provides for a revolving credit facility of up to $90 million (the "Revolving Credit Facility"). The new two-year agreement waived the Operating Partnership's non-compliance with its financial covenants at the end of the third quarter and reset coverage ratio covenants through December 31, 2000. The Operating Partnership's obligations under the facility are secured by its accounts receivable, inventory and a lien against certain fixed assets. As of March 31, 1999, the Operating

Partnership had $51.4 million outstanding under the Revolving Credit Facility. A change of control of the General Partner, the Partnership or the Operating Partnership is an event of default under the Credit Agreement.

On May 1, 1995, the Operating Partnership issued $200 million aggregate principal amount of 9.5% Notes due 2005 (the "Notes") pursuant to an Indenture dated as of May 1, 1995 (the "Indenture"). The Notes are senior unsecured obligations of the Operating Partnership.

The Notes include restrictions on the Operating Partnership's ability to make cash distributions, incur additional indebtedness, sell assets, engage in sale/leasebacks and to take certain other actions. Upon a Change in Control, the holders of the Notes may require the Operating Partnership to repurchase their Notes at a price equal to 101% of the aggregate principal amount plus accrued and unpaid interest to the date of repurchase.

In December 1998, the Company retained the investment banking firms of Evercore Partners and Salomon Smith Barney to assist it in exploring strategic alternative, including joint ventures, mergers or alliances, or the sale of some or all of the business. While these efforts are still on-going, to date they have not resulted in any transaction and there can be no assurances that they will result in a transaction.

Capital Expenditures

The Partnership has agreed to purchase its partner's 50% share of the Acetylene Plant at the Geismar complex on December 31, 1999. The purchase price is approximately $18 million, one-half payable at closing with the remainder payable in equal monthly installments over three years.

Other than this acquisition, the Partnership currently believes that the level of annual base capital expenditures over the next two years will be in the range of $15 to $20 million per year. Total capital expenditures for 1999 are anticipated to be approximately $15 million with a large portion relating to a new software system which will improve the computer systems infrastructure and assist the Company in preparing for the year 2000.

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


The Project has three phases:     (I)  Risk Assessment
                                  (II) Detailed Assessment Remediation Planning
                                  (III)Remediation and Resolution



As of October 31, 1998 the Partnership completed Phase I having developed detailed inventories of related equipment and resources and assigned a relative risk to each application based on the potential impact to the business and the specific effects of a material Y2K failure. Material failures are those which would negatively impact the safety of individuals, property, or environment or the Partnership's ability to conduct business in a normal fashion.

Phase II consists of the development of a detailed plan for remediation of all those applications identified in the initial inventory and the assignment of specific responsibilities for implementing the required changes. The Category 1 Phase II plan was completed in November 1998. Management believes that the most significant Year 2000 business risk to the Partnership relates to the current financial system applications. Accordingly, an enterprise-wide implementation of Year 2000 compliant software and hardware has been initiated. The anticipated cost associated with the enterprise-wide implementation is approximately $18 million. In early 1998 the Partnership began converting its business applications over to a Windows NT based system utilizing Microsoft SQL Servers and the latest version of Year 2000 compliant J.D. Edwards software. This conversion will continue into 1999 and is expected to be fully operational by September 1, 1999 (completion of Phase III.)

The Category 2 Phase plan II including detailed test plans was completed during December 1998. Estimated costs associated with the remediation of our manufacturing, lab, and R&D equipment/systems is approximately $1 million. The plan consists of repair, replacement, upgrades, and workarounds based on the ability of the hardware and software to respond to a specified battery of Year 2000 date testing and the relative impact to the business as specified above. As of Mach 31, 1999 Phase III for Category 2 was approximately 60% complete and on target for June 30, 1999 completion.

The Company has also initiated a program to determine the effects of third-party suppliers and customers on the business with respect to Y2K issues. Over 2000 suppliers were mailed a self-assessment questionnaire with the intent of identification and, to the extent possible, timely resolution of potential Year 2000 issues. Additionally approximately 150 of the 2000+ suppliers have been identified as critical vendors. Each is being contacted directly to determine the status of their Y2K compliance effort and the need, if any to develop a contingency plan. Inventories, alternate suppliers and forms of transportation, production and maintenance schedules, etc. are all contingency considerations as noted below.

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

The estimates and conclusions herein contain forward-looking statements and are based on BCPM's best estimates of future events based on the information available at this time. However, there can be no guarantee that these results will be achieved and actual results could differ from the plan. Specific factors that might cause differences from our estimates include, but are not limited to, availability of resources, the ability to identify and correct all potential Year 2000 inconsistencies, the ability of suppliers to correct Year 2000 issues in a timely manner, and unanticipated problems identified in our ongoing internal and third party Year 2000 project quality assurance reviews.

Item 2-A Market Risk
--------------------

Interest Rate Risk The Company's amended facility provides up to $90,000 under a revolving credit agreement with a group of banks. The amended credit facility expires on December 31, 2000, at which time all amounts outstanding must be repaid. Interest on borrowings under the revolving credit facility are determined, at the Operating Partnership's option, based on the applicable Eurodollar rate (one, two, three, six, nine or twelve month periods) plus a margin. The ABR rate is the greater of (a) the prime rate (b) the Base CD rate plus 1.00% or (c) the Federal Funds Effective rate plus .5%. At March 31, 1999 borrowings under the amended facility were $51,400 and bore interest at 9.48%.

The Company is exposed to swings in the Eurodollar or ABR rates. A change of 1.00% in the applicable rate would change the Company's interest cost by $514 based on the borrowings at March 31, 1999.

Commodity Risk The Partnership generally does not use derivatives or other financial instruments such as futures contracts to manage commodity market risk. However, at certain times of the year the Partnership will enter into contracts whereby it agrees to purchase a specified quantity of natural gas (the Partnership's principal raw material) at a fixed price. Such contracts are generally not in excess of three months forward, and the Partnership generally limits such forward purchases to 60% of a month's requirements. In addition, the Partnership has entered into a fifteen year supply agreement (commencing in 1997) to provide a long-term supply of ethylene, a raw material, and minimize price volatility. The purchase price for the product varies with the supplier's raw material and variable costs, which are market-driven, as well as its fixed costs. The Partnership evaluates all such contracts on the basis of whether committed costs are expected to be realized in light of current and expected selling prices when the commodities are consumed in manufactured products.

Foreign Exchange and Equity Risk - The Partnership is not exposed to significant foreign exchange or equity market risk.

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

There is incorporated by reference herein the information regarding legal proceeding in Item 3 of Part 1 of the Partnership's 1998 Annual Report on Form 10-K and Note 2 to the consolidated financial statements in Part 1 hereof.

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


                                         BORDEN CHEMICALS AND PLASTICS
                                         LIMITED PARTNERSHIP
                                         By BCP Management, Inc.,
                                         its General Partner


                                     By:
                                         ---------------------------------------
                                                              Ronald B. Wiles
                                         Chief Financial Officer and Treasurer
                                         Principal Accounting Officer



May 10, 1999