Form 10-Q
period 1999-06-30
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 1999-08-12
CIK 821202

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                       -
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




                                   ---------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No     .
                                               ----     ----

                                   ---------


     Number of Common Units outstanding as of the close of business on August 12, 1999: 36,750,000.

================================================================================

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (In thousands, except per Unit data)


                                                           Three Months Ended
                                                           -------------------

                                                           June 30,   June 30,
                                                             1999       1998
                                                           --------   --------
Revenues
  Net trade sales......................................    $108,249   $126,116
  Net sales to related parties.........................      18,957     20,196
                                                           --------   --------

        Total revenues.................................     127,206    146,312
                                                           --------   --------

Expenses
  Cost of goods sold
        Trade..........................................     102,961    121,462
        Related parties................................      20,663     20,483
  Marketing, general & administrative expense..........       6,020      6,637
  Interest expense.....................................       5,629      5,565
  Tax on gross margin..................................         313         66
  Equity on loss of affiliate..........................         182          0
  Other expense (income), including minority interest..         216        (80)
                                                           --------   --------

             Total expenses............................     135,984    154,133
                                                           --------   --------

  Net loss.............................................      (8,778)    (7,821)
       Less 1% General Partner interest................          88         78
                                                           --------   --------
  Net loss applicable to Limited Partners'
        interest.......................................    $ (8,690)  $ (7,743)
                                                           ========   ========


Per Unit data-basic, net of 1% General Partner interest
  Net loss per Unit....................................    $  (0.24)  $  (0.21)
                                                           ========   ========

  Average number of Units outstanding during the period      36,750     36,750
                                                           ========   ========

  Cash distributions declared per Unit.................    $   0.00   $   0.00
                                                           ========   ========




See Notes to Consolidated Financial Statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (In thousands, except per Unit data)


                                                                  Six Months Ended
                                                           ---------------------------

                                                           June 30,           June 30,
                                                             1999               1998
                                                           --------          ---------
Revenues
  Net trade sales......................................... $208,073          $ 254,252
  Net sales to related parties............................   34,567             45,571
                                                           --------          ---------

        Total revenues....................................  242,640            299,823
                                                           --------          ---------

Expenses
  Cost of goods sold
        Trade.............................................  194,519            248,409
        Related parties...................................   36,994             44,832
  Marketing, general & administrative expense.............   12,181             12,369
  Interest expense........................................   11,658             10,392
  Tax  on gross margin....................................      733                189
  Equity on loss of affiliate.............................      383                 95
  Other expense (income), including minority interest.....      641               (318)
                                                           --------          ---------

             Total expenses...............................  257,109            315,968
                                                           --------          ---------

  Net loss................................................  (14,469)           (16,145)
       Less 1% General Partner interest...................      145                161
                                                           --------          ---------
  Net loss applicable to Limited Partners'
        interest.......................................... $(14,324)         $ (15,984)
                                                           ========          =========


Per Unit data-basic, net of 1% General Partner interest
  Net loss per Unit....................................... $  (0.39)         $   (0.43)
                                                           ========          =========

  Average number of Units outstanding during the period...   36,750             36,750
                                                           ========          =========

  Cash distributions declared per Unit.................... $   0.00          $    0.00
                                                           ========          =========




See Notes to Consolidated Financial Statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)



                                                                 Six Months Ended
                                                                -------------------
                                                                June 30,   June 30,
                                                                  1999       1998
                                                                --------   --------
Cash Flows From Operations

Net loss....................................................... $(14,469)  $(16,145)

Adjustments to reconcile net loss income to net cash
provided by operating activities:
  Depreciation.................................................   17,982     16,198
  Increase (decrease) in cash from
    changes in certain assets and liabilities:
     Receivables, net..........................................   (3,461)    11,195
     Inventories...............................................   (3,217)     9,171
     Payables..................................................    4,235    (16,165)
     Accrued Interest..........................................      (12)        (5)
     Other, net................................................     (361)    (7,447)
                                                                --------   --------
                                                                     697     (3,198)
                                                                --------   --------

Cash Flows Used In Investing Activities
  Capital expenditures.........................................   (7,647)   (14,954)
                                                                --------   --------

Cash Flows Used In Financing Activities
  Proceeds from borrowings.....................................    3,500     35,000
  Cash distributions paid......................................        0     (3,712)
                                                                --------   --------
                                                                   3,500     31,288
                                                                --------   --------

(Decrease) increase in cash and equivalents....................  ( 3,450)    13,136

Cash and equivalents at beginning of period....................    8,703      7,528
                                                                --------   --------

Cash and equivalents at end of period.......................... $  5,253   $ 20,664
                                                                ========   ========

Supplemental Disclosures of Cash Flow Information

Interest paid during the period, net of capitalization......... $ 11,670   $ 10,774
                                                                ========   ========



See Notes to Consolidated Financial Statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (In thousands)

                       ASSETS                                   June 30, 1999      December 31, 1998
                       ------                                   -------------      -----------------

Cash and equivalents............................................ $   5,253           $   8,703
Accounts receivable (less allowance for doubtful accounts
  of $405 and $672, respectively)
  Trade.........................................................    60,199              57,909
  Related parties...............................................    13,798              12,627
Inventories
  Finished and in process goods.................................    25,319              21,978
  Raw materials and supplies....................................     6,450               6,574
Other current assets............................................     4,361               2,694
                                                                 ---------           ---------
  Total current assets..........................................   115,380             110,485
                                                                 ---------           ---------

Investments in and advances to affiliated companies.............     7,867               8,442
Other assets....................................................    52,108              54,469
                                                                 ---------           ---------
                                                                    59.975              62,911
                                                                 ---------           ---------

Plant, property and equipment
  Land..........................................................    16,308              16,308
  Buildings.....................................................    45,604              45,604
  Machinery and equipment.......................................   697,743             690,096
                                                                 ---------           ---------
                                                                   759,655             752,008
  Less accumulated depreciation.................................  (481,690)           (463,708)
                                                                 ---------           ---------
  Net plant, property and equipment.............................   277,965             288,300
                                                                 ---------           ---------

    Total assets................................................ $ 453,320           $ 461,696
                                                                 =========           =========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts and drafts payable..................................... $  46,119           $  41,884
Accrued interest................................................     3,178               3,190
Other accrued liabilities.......................................    12,189              13,702
                                                                 ---------           ---------
  Total current liabilities.....................................    61,486              58,776

Long-term debt..................................................   255,300             251,800
Deferred tax on gross margin....................................     5,800               5,800
Other liabilities...............................................     1,980               1,949
Minority interest in consolidated subsidiary....................       752                 900
                                                                 ---------           ---------
  Total liabilities.............................................   325,318             319,225
                                                                 ---------           ---------

Partners' capital
  Limited Partners..............................................   128,193             142,517
  General Partner...............................................      (191)                (46)
                                                                 ---------           ---------
     Total partners' capital....................................   128,002             142,471
                                                                 ---------           ---------

    Total liabilities and partners' capital..................... $ 453,320           $ 461,696
                                                                 =========           =========


See Notes to Consolidated Financial Statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)
                                 (In thousands)




                                                               Limited      General
                                                               Partners     Partner      Total
                                                               --------     -------      -----
Balance at December 31, 1997................................   $ 182,718    $  360   $ 183,078
   Net loss.................................................    ( 15,984)    ( 161)    ( 6,145)
   Cash distributions declared..............................           0         0           0
                                                               ---------    ------   ---------
Balance at June 30, 1998....................................   $ 166,734    $  199   $ 166,933
                                                               =========    ======   =========


Balance at December 31, 1998................................   $ 142,517    $(  46)  $ 142,471
   Net loss.................................................    ( 14,324)    ( 145)    (14,469)
   Cash distributions declared..............................           0         0           0
                                                               ---------    ------   ---------
Balance at June 30, 1999....................................   $ 128,193    $( 191)  $ 128,002
                                                               =========    ======   =========




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

Effective for the quarter ended March 31, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". There were no items of other comprehensive income for the six months ended June 30, 1999 and 1998, respectively.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective in 2001 for the Partnership. The statement requires that all derivatives be recorded in the balance sheet as either assets or liabilities and be measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of derivative and the resulting designation. The Partnership is in the process of assessing the impact that SFAS No. 133 will have on the consolidated financial statements.

2. Environmental and Legal Proceedings

Under an Environmental Indemnity Agreement (the "EIA") with Borden Inc. ("Borden"), Borden has agreed, subject to certain specified limitations, to indemnify the Partnership in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Partnership. The Partnership is responsible for environmental liabilities arising from facts or circumstances that existed and requirements that become effective on or after such date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after such date, Borden and the Partnership will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the assets in question (to the extent relevant). No claims can be made under the EIA after November 30, 2002, and no claim can, with certain exceptions, be made with respect to the first $500 of liabilities which Borden would otherwise be responsible for thereunder in any year, but such excluded amounts shall not exceed $3,500 in the aggregate. Excluded amounts under the EIA have aggregated $3,500 through December 31, 1996.

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

3.  Segment Information

The Partnership's internal reporting is organized on the basis of products. Each of the following products is considered to be an operating segment of the business: polyvinyl chloride ("PVC"), vinyl chloride monomer ("VCM"), acetylene, methanol, formaldehyde, ammonia and urea. These operating segments have been aggregated into three reportable segments according to the nature and economic characteristics of the products, production processes and other similarities. The segments are (i) PVC Polymers Products, which consist of PVC resins and feedstocks (VCM and acetylene), (ii) Methanol and Derivatives, which consist of PVC resins and feedstocks (VCM and acetylene), (ii) Methanol and Derivatives, which consist of methanol and formaldehyde, and (iii) Nitrogen Products, which consist of ammonia and urea.

The Partnership evaluates performance of the segments and allocates resources to them based upon contributing margin, which is gross margin net of distribution expense.

Financial information for each of the reportable segments for the second quarters and first six months of 1999 and 1998 is provided in the following table.

--------------------------------------------------------------------------------
                          PVC         Methanol
                         Polymers       and       Nitrogen   Consolidated
                         Products    Derivatives  Products      Totals
--------------------------------------------------------------------------------

Second Quarter
--------------

1999
Revenues                 $  95,111   $ 22,536     $  9,559   $ 127,206
Contributing Margin          9,335     (2,278)      (3,475)      3,582

1998
Revenues                 $ 101,798   $ 26,837     $ 17,678   $ 146,312
Contributing Margin          3,339        167          862       4,367



First Six Months
----------------

1999
Revenues                 $ 178,236   $ 42,353     $ 22,051   $ 242,640
Contributing Margin         18,431     (2,220)      (5,084)     11,127


1998
Revenues                 $ 207,890   $ 62,731     $ 29,203   $ 299,823
Contributing Margin          1,371      8,031       (2,819)      6,582
--------------------------------------------------------------------------------

A reconciliation of the total segment consolidated contributing margin to the total consolidated loss before tax on gross income taxes, for the quarters and six months ended June 30, 1999 and 1998 as follows:


                                          Second Quarter      Six Months
                                          --------------    ---------------
                                          1999     1998     1999       1998
                                          ----     ----     ----       ----

Total segment contributing margin       $ 3,582  $ 4,367  $ 11,127   $  6,582
Marketing, general and
     Administrative expense              (6,020)  (6,637)  (12,181)   (12,369)
Interest expense                         (5,629)  (5,565)  (11,658)   (10,392)
Other misc. (expense) income, net          (711)      14    (1,757)        34


Consolidated loss before
tax on gross income                     $(8,778) $(7,821) $(14,469)  $(16,145)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

Revenues

Total revenues during the second quarter of 1999 decreased $19.1 million or 13% to $127.2 million from $146.3 million in the second quarter of 1998. This decrease was the result of a $6.7 million decrease in PVC Polymers Products revenues, a $4.3 million decrease in Methanol and Derivatives revenues and a $8.1 million decrease in Nitrogen Products revenues.

Total revenues for PVC Polymers Products decreased $6.7 million as a result of a 1% increase in selling prices, offset by a 7% decrease in sales volumes. The sales volume decrease was the result of a planned plant changeover necessary to upgrade our product mix to higher yielding PVC Polymers products.

Total revenues for Methanol and Derivatives decreased $4.3 million as a result of a 8% decrease in selling prices, and a 19% decline in sales volumes. Excess capacity and soft demand has put severe downward pressure on selling prices.

Total revenues for Nitrogen Products decreased $8.1 million as a result of a 22% decrease in sales prices and 31% decrease in volume. Domestic usage of Nitrogen products for the 1999 planting season was dramatically reduced when compared to the prior year. This along with a decrease in imports of urea into the China market continued to put downward pressure on selling prices.

Cost of Goods Sold

Total cost of goods sold decreased $18.3 million to $123.6 million in the current period from $141.9 million in the year ago period. The decrease was due to declines in sales volumes along with decreases in the cost of chlorine and VCM. These cost decreases were partially offset by an increase in ethylene when compared to the prior year. Expressed as a percent of revenue, cost of goods sold was 97% for both reporting periods.

PVC Polymers Products contributing margin improved upon prior year's profitability to a profit of $9.3 million. This is a result of both a decrease in major raw material costs, led by chlorine, a slight increase in selling prices, and a higher yielding product mix.

Contributing margin of Methanol and Derivatives decreased $2.4 million from the same period a year ago. Equivalent natural gas costs were offset by an 8% decline in selling prices.

Nitrogen Products generated a $3.5 million loss in second quarter of 1999, compared to a positive $0.9 contributing margin for the second quarter of 1998. Natural gas prices were stable but selling prices were 22% lower than the same period last year.

Net Income (Loss)

Net loss for the second quarter of 1999 was $8.8 million compared to $7.8 million loss for the second quarter of 1998. As discussed above, the primary reasons for the $1.0 million decrease from prior year was the results of modest raw material costs decline, not being able to offset a 10% decrease in selling prices.

Results of Operations
Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Revenues

Total revenues for the first six months of 1999 decreased $57.2 million or 19% to $242.6 million from $299.8 million in the first six months of 1998. This decrease was the result of declines in selling prices and volumes in all three product groups.

Total revenues for PVC Polymers Products decreased $29.6 million as a result of 8% decrease in selling prices and a 7% decrease in sales volumes. Excess supply of PVC in the first quarter of 1999 and the planned plant changeover to higher yielding PVC Polymer products caused sales volume and selling prices, respectively, to decline versus a like prior year period.

Total revenues for Methanol and Derivatives decreased $20.4 million as a result of a 20% decrease in selling prices and a 16% decrease in sales volume. Excess capacity and customer turnarounds adversely affected both selling price and sales volumes, respectively.

Total revenues for Nitrogen Products decreased $7.2 million as a result of a 20% decrease in selling prices along with a 6% decrease in sales volumes.
Additional world wide capacity, a decrease of urea imports into China, and a decrease in domestic usage in the 1999 planting season all contributed to the downward pressure on selling prices and reduction in sales volume of Nitrogen products.

Cost of Goods Sold

Total cost of good sold decreased 21% to $231.5 million in the first six months of 1999 from $293.2 million in the first six months of 1998, primarily due to the decrease in sales volumes previously noted and a decline in certain raw material costs. During the first six months of 1999, the cost of natural gas, the Partnership's largest raw material, decreased 11% when compared to the same period in 1998. The costs of other major material such as chlorine and vinyl chloride monomer also declined for the like period. These cost decreases were partially offset by an increase in the cost of ethylene compared to the prior year. Expressed as a percentage of revenue, cost of goods sold was 95% and 98% of sales revenue in the first six months of 1999 and the first six months of 1998, respectively.

Contributing margins for PVC Polymers Products increased to $18.4 million due to substantial decreases in chlorine and VCM costs, an upgrade in product mix, offset by decreases in sales prices and volume.

Contributing margins for Methanol and Derivatives decreased significantly to a loss of $2.2 million as declines in selling prices and volume were not able to be offset by a decrease in natural gas costs.

Contributing margins for Nitrogen Products, a loss of $5.1 million during the first six months of 1999 compared unfavorably to the like six month period of 1998, a loss of $2.8 million, due to selling price and volume declines previously noted, partially offset by a decrease in natural gas costs.

Net Loss

Net loss was $14.5 million for the first six months of 1999 compared to a net loss of $16.1 million for the first six months of 1998. As discussed above, the primary reasons for the improvement is the operating performance of the PVC Polymers Product segment.

Liquidity and Capital Resources

Cash Flows from Operations. Cash provided by operations for the first six months of 1999 totaled $0.7 million, an improvement of $3.9 million primarily due to an increase in net income and a favorable change in working capital.

Cash Flows from Investing Activities. First six months capital expenditures totaled $7.7 million and $15.0 million for 1999 and 1998, respectively. The 1998 amount related primarily to environmental projects and other discretionary capital expenditures.

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

A cash distribution of $3.7 million was paid during the first six months of 1998. This amount relates to the cash distribution declared for the first quarter of 1998. Cash distributions with respect to interim periods are not necessarily indicative of cash distributions with respect to a full year. Moreover, due to the cyclical nature of the Partnership's business, past cash distributions are not necessarily indicative of future cash distributions.

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

Liquidity

Adverse business conditions across the Partnership's three product groups have considerably reduced its sales revenues and operating margins and caused the Partnership to incur net losses over the past several quarters. Unless business conditions broadly improve, industry overcapacity affecting all of the Partnership's product groups is likely to cause narrow operating margins to persist throughout the remainder of the year, even if selling prices continue to improve. These narrow operating margins, combined with the Partnership's capital expenditure needs (which are anticipated to be in the range of $3 to $6 million per quarter) and debt service requirements, along with restrictions in the Credit Agreement and Indenture as discussed below, make it unlikely that the Partnership will resume making quarterly cash distributions in 1999.

The Operating Partnership and several lending institutions are parties to an amended and restated Credit Agreement (the "Credit Agreement"), dated as of December 23, 1998 which provides for a revolving credit facility of up to $90 million (the "Revolving Credit Facility"). The new two-year agreement waived the Operating Partnership's non-compliance with its financial covenants at the end of the third quarter and reset coverage ratio covenants through December 31, 2000. The Operating Partnership's obligations under the facility are secured by the Geismar Plant Facility. As of June 30, 1999, the Operating Partnership had $55.3 million outstanding under the Revolving Credit Facility. A change of control of the General Partner, the Partnership or the Operating Partnership is an event of default under the Credit Agreement.

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

In December 1998, the Company retained the investment banking firms of Evercore Partners and Salomon Smith Barney to assist it in exploring strategic alternatives, including joint ventures, mergers or alliances, or the sale of some or all of the business. While these efforts are still on-going, to date they have not resulted in any transaction and there can be no assurances that they will result in a transaction.

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

Management believes that the most significant Year 2000 business risk to the Partnership relates to the current financial system applications. Accordingly, an enterprise-wide implementation of Year 2000 compliant software and hardware has been initiated. The anticipated cost associated with the enterprise-wide implementation is approximately $17.7 million, of which $14.3 million has been expended through June 30, 1999. In early 1998 the Partnership began converting its business applications over to a Windows NT based system utilizing Microsoft SQL Servers and the latest version of Year 2000 compliant J.D. Edwards software. This conversion continued into 1999 and is expected to be fully operational by September 1, 1999.

The Category 2 Phase plan II including detailed test plans was completed during December 1998. Estimated costs associated with the remediation of our manufacturing, lab, and R&D equipment/systems is approximately $1 million. The plan consists of repair, replacement, upgrades, and workarounds based on the ability of the hardware and software to respond to a specified battery of Year 2000 date testing and the relative impact to the business as specified above. Phase III was completed on June 30, 1999.

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

While it is expected that the Company will be able to resolve any significant issues identified in this process, the Partnership has limited or no control over the actions of third-party suppliers and/or customers. As such we can provide no assurance that these suppliers will resolve their Year 2000 issues before the occurrence of a disruption to the business of the Partnership or any of its customers. Material failure on the part of one of these third parties could have an adverse affect on the Partnership's business and results of operations.

During all three phases of the Project, management has been considering the need to develop contingency plans for any of the applications which could have a critical impact on the business. The major focus on contingency planning was expended in the second quarter of 1999 with the expectation of having any required plans detailed by the end of the third quarter. The Partnership expects to fully explore any contingency requirements with its major suppliers and customers and include possible resolution in its detailed plan. Based on the Partnership's current plans and efforts to date, the Partnership does not anticipate that Year 2000 issues will have any material effects on its results of operations.

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

Item 2-A Market Risk
--------------------

Interest Rate Risk - The Company's amended facility provides up to $90,000 under a revolving credit agreement with a group of banks. The amended credit facility expires on December 31, 2000, at which time all amounts outstanding must be repaid. Interest on borrowings under the revolving credit facility are determined, at the Operating Partnership's option, based on the applicable Eurodollar rate (one, two, three, six, nine or twelve month periods) plus a margin. The ABR rate is the greater of (a) the prime rate (b) the Base CD rate plus 1.00% or (c) the Federal Funds Effective rate plus .5%. At June 30, 1999 borrowings under the amended facility were $55,300 and bore interest at 9.30%.

The Company is exposed to swings in the Eurodollar or ABR rates. A change of 1.00% in the applicable rate would change the Company's interest cost by $553 based on the borrowings at June 30, 1999.

Commodity Risk - The Partnership generally does not use derivatives or other financial instruments such as futures contracts to manage commodity market risk. However, at certain times of the year the Partnership will enter into contracts whereby it agrees to purchase a specified quantity of natural gas (the Partnership's principal raw material) at a fixed price. Such contracts are generally not in excess of three months forward, and the Partnership generally limits such forward purchases to 60% of a month's requirements. In addition, the Partnership has entered into a fifteen year supply agreement (commencing in 1997) to provide a long-term supply of ethylene, a raw material, and minimize price volatility. The purchase price for the product varies with the supplier's raw material and co-product credits costs which are market-driven, as well as its fixed costs. The Partnership evaluates all such contracts on the basis of whether committed costs are expected to be realized in light of current and expected selling prices when the commodities are consumed in manufactured products.

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


                                         BORDEN CHEMICALS AND PLASTICS
                                         LIMITED PARTNERSHIP
                                         By BCP Management, Inc.,
                                         its General Partner


                                     By:  /s/ Francis J. Proto
                                         ---------------------------------------
                                                              Francis J. Proto
                                         Chief Financial Officer and Treasurer
                                         Principal Accounting Officer



August 12, 1999