Form 10-Q
period 1999-09-30
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 1999-11-15
CIK 821202

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                        -
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





                                --------------

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



                                --------------

         Number of Common Units outstanding as of the close of business on November 12, 1999: 36,750,000.

================================================================================

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per Unit data)

                                                                                  Three Months Ended
                                                                       --------------------------------------
                                                                       September 30,           September  30,
                                                                           1999                     1998
                                                                        --------                 ---------
Revenues
  Net trade sales..................................................     $129,893                 $ 100,247
  Net sales to related parties.....................................       23,389                    18,775
                                                                        --------                 ---------

        Total revenues.............................................      153,282                   119,022
                                                                        --------                 ---------

Expenses
  Cost of goods sold
        Trade......................................................      124,035                    98,038
        Related parties............................................       23,349                    18,655
  Marketing, general & administrative expense......................        6,895                     6,466
  Interest expense.................................................        5,573                     5,981
  Tax on gross margin..............................................          565                       644
  Equity in loss of affiliate......................................          157                       493
  Other expense (income), including minority interest..............           48                    (2,350)
                                                                        --------                 ---------

             Total expenses........................................      160,622                   127,927
                                                                        --------                 ---------

  Net loss.........................................................       (7,340)                   (8,905)
       Less 1% General Partner interest............................           73                        89
                                                                        --------                 ---------
  Net loss applicable to Limited Partners'
        interest...................................................      $(7,267)                  ($8,816)
                                                                        ========                 =========

Per Unit data-basic, net of 1% General Partner interest
  Net loss per Unit................................................      $ (0.20)                $   (0.24)
                                                                        ========                 =========
  Average number of Units outstanding during the period............       36,750                    36,750

  Cash distributions declared per Unit.............................      $  0.00                 $    0.00
                                                                        ========                 =========


See Notes to Consolidated Financial Statements

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per Unit data)

                                                                                Nine Months Ended
                                                                      ---------------------------------------
                                                                      September 30,             September 30,
                                                                          1999                      1998
                                                                        --------                  --------
Revenues
  Net trade sales.................................................      $337,966                  $354,500
  Net sales to related parties....................................        57,956                    64,346
                                                                        --------                  --------

        Total revenues............................................       395,922                   418,846
                                                                        --------                  --------
Expenses
  Cost of goods sold
        Trade.....................................................       318,554                   346,447
        Related parties...........................................        60,343                    63,487
  Marketing, general & administrative expense.....................        19,076                    18,835
  Interest expense................................................        17,231                    16,373
  Tax  on gross margin............................................         1,298                       833
  Equity in loss of affiliate.....................................           540                       588
  Other expense (income), including minority interest.............           689                    (2,668)
                                                                        --------                  --------

             Total expenses.......................................       417,731                   443,895
                                                                        --------                  --------

  Net loss........................................................       (21,809)                  (25,049)
       Less 1% General Partner interest...........................           218                       250
                                                                        --------                  --------
  Net loss applicable to Limited Partners'
        interest..................................................      $(21,591)                 ($24,799)
                                                                        ========                  ========
Per Unit data-basic, net of 1% General Partner interest
  Net loss per Unit...............................................      $  (0.59)                  $ (0.67)
                                                                        ========                  ========

  Average number of Units outstanding during the period...........        36,750                    36,750
                                                                        ========                  ========

  Cash distributions declared per Unit............................      $   0.00                   $  0.00
                                                                        ========                  ========



See Notes to Consolidated Financial Statements

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                                Nine Months Ended
                                                                       ---------------------------------------
                                                                       September 30,             September 30,
                                                                          1999                       1998
                                                                        --------                  --------
Cash Flows From Operations
Net loss..........................................................      $(21,809)                 $(25,049)

Adjustments to reconcile net loss income to net cash
provided by operating activities:
     Depreciation.................................................        27,214                    24,297
     Increase (decrease) in cash from
       changes in certain assets and liabilities:
        Receivables, net..........................................       (16,724)                   20,206
        Inventories...............................................        (3,835)                   12,926
        Payables..................................................        13,879                   (20,858)
        Accrued Interest..........................................         4,742                     4,604
        Other, net................................................          (708)                   (7,132)
                                                                         -------                    ------
                                                                           2,759                     8,994
                                                                         -------                    ------

Cash Flows Used In Investing Activities
     Capital expenditures.........................................       (11,154)                  (26,217)
                                                                         -------                    ------
Cash Flows Used In Financing Activities
     Proceeds from borrowings.....................................         6,600                    53,700
     Cash distributions paid......................................             0                    (3,712)
                                                                         -------                    ------
                                                                           6,600                    49,988
                                                                         -------                    ------

(Decrease) increase in cash and equivalents.......................       ( 1,795)                   32,765

Cash and equivalents at beginning of period.......................         8,703                     7,528
                                                                         -------                    ------

Cash and equivalents at end of period.............................        $6,908                   $40,293
                                                                         =======                   =======

Supplemental Disclosures of Cash Flow Information

Interest paid during the period, net of capitalization............       $12,489                   $12,146
                                                                         =======                   =======




See Notes to Consolidated Financial Statements

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                    ASSETS                                          September 30, 1999        December 31, 1998
                    ------                                          ------------------        -----------------
Cash and equivalents..............................................     $   6,908                  $  8,703
Accounts receivable (less allowance for doubtful accounts
  of $489 and $672, respectively)
     Trade........................................................        71,486                    57,909
     Related parties..............................................        15,774                    12,627
Inventories
     Finished and in process goods................................        25,921                    21,978
     Raw materials and supplies...................................         6,466                     6,574
Other current assets..............................................         5,381                     2,694
                                                                       ---------                  --------
     Total current assets.........................................       131,936                   110,485
                                                                       ---------                  --------

Investments in and advances to affiliated companies...............         7,649                     8,442
Other assets......................................................        53,208                    54,469
                                                                       ---------                  --------
                                                                          60,857                    62,911
                                                                       ---------                  --------

Plant, property and equipment
     Land.........................................................        16,308                    16,308
     Buildings....................................................        45,625                    45,604
     Machinery and equipment......................................       700,856                   690,096
                                                                       ---------                  --------
                                                                         762,789                   752,008
     Less accumulated depreciation................................      (490,624)                 (463,708)
                                                                       ---------                  --------
     Net plant, property and equipment............................       272,165                   288,300
                                                                       ---------                  --------

        Total assets..............................................     $ 464,958                  $461,696
                                                                       =========                  ========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts and drafts payable.......................................     $  55,763                  $ 41,884
Accrued interest..................................................         7,932                     3,190
Other accrued liabilities.........................................        13,745                    13,702
                                                                       ---------                  --------
     Total current liabilities....................................        77,440                    58,776

Long-term debt....................................................       258,400                   251,800
Deferred tax on gross margin......................................         5,800                     5,800
Other liabilities.................................................         1,979                     1,949
Minority interest in consolidated subsidiary......................           677                       900
                                                                       ---------                  --------
     Total liabilities............................................       344,296                   319,225
                                                                       ---------                  --------
Partners' capital
     Limited Partners.............................................       120,926                   142,517
     General Partner..............................................          (264)                      (46)
                                                                       ---------                  --------
          Total partners' capital.................................       120,662                   142,471
                                                                       ---------                  --------
        Total liabilities and partners' capital...................     $ 464,958                  $461,696
                                                                       =========                  ========


See Notes to Consolidated Financial Statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)
                                (In thousands)

                                                      Limited               General
                                                      Partners              Partner                  Total
                                                      --------              --------              ---------
Balance at December 31, 1997.......................   $ 182,718             $    360              $ 183,078
   Net loss........................................     (24,799)                (250)              ( 25,049)
   Cash distributions declared.....................           0                    0                      0
                                                      ---------             --------              ---------
Balance at September 30, 1998......................   $ 157,919             $    110              $ 158,029
                                                      =========             ========              =========

Balance at December 31, 1998.......................   $ 142,517             $    (46)             $ 142,471
   Net loss........................................     (21,591)                (218)              ( 21,809)
   Cash distributions declared.....................           0                    0                      0
                                                      ---------             --------              ---------
Balance at September 30, 1999......................   $ 120,926             $   (264)             $ 120,662
                                                      =========             ========              =========



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

Effective for the quarter ended March 31, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". There were no items of other comprehensive income for the nine months ended September 30, 1999 and 1998, respectively.

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

3.   Segment Information

The Partnership's internal reporting is organized on the basis of its products. Each of the following products is considered to be an operating segment of the business: polyvinyl chloride ("PVC"), vinyl chloride monomer ("VCM"), acetylene, methanol, formaldehyde, ammonia and urea. These operating segments have been aggregated into three reportable segments according to the nature and economic characteristics of the products, production processes and other similarities. The segments are (i) PVC Polymers Products, which consist of PVC resins and feedstocks (VCM and acetylene), (ii) Methanol and Derivatives, which consist of methanol and formaldehyde, and (iii) Nitrogen Products, which consist of ammonia and urea.

The Partnership evaluates performance of the segments and allocates resources to them based upon contributing margin, which is gross margin net of distribution expense.

Financial information for each of the reportable segments for the third quarter and first nine months of 1999 and 1998 is provided in the following table.


----------------------------------------------------------------------------------------------------------
                                      PVC            Methanol
                                    Polymers           and             Nitrogen         Consolidated
                                    Products         Derivatives       Products           Totals
----------------------------------------------------------------------------------------------------------

Third Quarter
------------
1999
Revenues                         $ 111,474           $ 30,825       $  10,983           $ 153,282
Contributing Margin                 10,628                300          (5,030)              5,898


1998
Revenues                          $ 82,224           $ 25,753        $ 11,045           $ 119,022
Contributing Margin                   (418)             1,668           1,080               2,330


First Nine Months
------------------

1999
Revenues                         $ 289,710           $ 73,178       $  33,034           $ 395,922
Contributing Margin                 29,059             (1,920)        (10,114)             17,025


1998
Revenues                         $ 290,114           $ 88,484        $ 40,248           $ 418,846
Contributing Margin                    953              9,698          (1,739)              8,912
----------------------------------------------------------------------------------------------------------

A reconciliation of the total segment consolidated contributing margin to the total consolidated loss before tax on gross income taxes, for the quarter and nine months ended September 30, 1999 and 1998 as follows:


                                                 Third Quarter                          Nine Months
                                         -------------------------            ---------------------------
                                             1999            1998                1999              1998
                                             ----            ----                ----              ----
Total segment contributing margin        $  5,898         $  2,330            $  17,025          $  8,912
Marketing, general and
     Administrative expense                (6,895)          (6,466)             (19,076)          (18,835)
Interest expense                           (5,573)          (5,981)             (17,231)          (16,373)
Other misc. (expense) income, net            (205)           1,856               (1,229)            2,080

Consolidated loss before
tax on gross income                       $(6,775)         $(8,261)            $(20,511)         $(24,216)

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

Revenues

Total revenues during the third quarter of 1999 increased $34.3 million or 29% to $153.3 million from $119.0 million in the third quarter of 1998. This increase was the result of a $29.3 million increase in PVC Polymers Products revenues, a $5.1 million increase in Methanol and Derivatives revenues and a $0.1 million decrease in Nitrogen Products revenues.

Total revenues for PVC Polymers Products increased $29.3 million as a result of a 32% increase in selling prices, and a 3% increase in sales volumes. Selling prices and volume increases are the result of increased demand in the marketplace.

Total revenues for Methanol and Derivatives increased $5.1 million as a result of a 14% and 5% increase in selling prices and sales volumes, respectively. These results are due to an increase in demand coupled with a number of domestic plants being idle during the current period.

Total revenues for Nitrogen Products decreased $0.1 million as a result of a 18% decrease in sales prices, which was offset by a 21% increase in volume. Nitrogen Products pricing continue to be adversely affected by worldwide overcapacity. The increase in volume is due to three of our major customers experiencing outages in the third quarter of 1998 that did not occur this year.

Cost of Goods Sold

Total cost of goods sold increased $30.7 million to $147.4 million in the current period from $116.7 million in the year ago period. The increase was due to increased sales volumes along with increases in all major raw materials. Expressed as a percent of revenue, cost of goods sold was 96% in the current period versus 98% in the prior year.

PVC Polymers Products contributing margin improved upon prior year's profitability to a profit of $10.6 million. This is a result of both an increase in selling prices, and a higher yielding product mix.

Contributing margin of Methanol and Derivatives decreased $1.4 million from the same period a year ago. Increased natural gas costs were partially offset by a 16% increase in selling prices.

Nitrogen Products generated a $5.0 million loss in third quarter of 1999, compared to a positive $1.1 contributing margin for the third quarter of 1998. Natural gas price increases and selling prices that decreased 18% were not able to be offset by a 20% volume increase when compared to the same period last year.

NetLoss

Net loss for the third quarter of 1999 was $7.3 million compared to $8.8 million loss for the third quarter of 1998. As discussed above, the primary reasons for the $1.5 million increase from prior year was the results of increased volume and selling prices from PVC products being able to offset declines in Methanol and Nitrogen products.

Results of Operations
Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Revenues

Total revenues for the first nine months of 1999 decreased $22.9 million or 5% to $395.9 million from $418.8 million in the first nine months of 1998.

Total revenues for PVC Polymers Products decreased $0.4 million as a result of a 4% increase in selling prices offset by a corresponding 4% decrease in sales volumes. Excess supply of PVC in the first quarter of 1999 and the planned plant changeover to higher yielding PVC Polymer products caused sales volume to decline while sales prices advanced versus the like prior year period.

Total revenues for Methanol and Derivatives decreased $15.3 million as a result of both a 9% decrease in selling prices and sales volume. Excess capacity and customer turnarounds adversely affected both selling price and sales volumes, respectively.

Total revenues for Nitrogen Products decreased $7.2 million as a result of a 19% decrease in selling prices partially offset with a 2% increase in sales volumes. Additional world wide capacity contributed to the downward pressure on selling prices for Nitrogen products.

Cost of Goods Sold

Total cost of good sold decreased 8% to $378.9 million in the first nine months of 1999 from $409.9 million in the first nine months of 1998, due to the decrease in sales volumes and composite raw material costs. During the first nine months of 1999, the cost of natural gas, the Partnership's largest raw material, decreased 2.2% when compared to the same period in 1998. Costs of other major material such as ethylene, and vinyl chloride monomer increased while chlorine decreased for the like period. Expressed as a percentage of revenue, cost of goods sold was 96% and 98% of sales revenue in the first nine months of 1999 and the first nine months of 1998, respectively.

Contributing margins for PVC Polymers Products increased to $29.1 million due to increased selling prices, an upgrade in product mix, offset by a decrease in sales volume.

Contributing margins for Methanol and Derivatives were negative, $1.9 million, as declines in selling prices and volume were offset by a decrease in natural gas costs.

Contributing margins for Nitrogen Products, a loss of $10.1 million during the first nine months of 1999 compared unfavorably to the like nine month period of 1998, a loss of $1.8 million, due to selling price and volume declines previously noted, partially offset by a decrease in natural gas costs.

Net Loss

Net loss was $21.8 million for the first nine months of 1999 compared to a net loss of $25.0 million for the first nine months of 1998. As discussed above, the primary reasons for the improvement is the operating performance of the PVC Polymers Product segment.

Liquidity and Capital Resources

Cash Flows from Operations. Cash provided by operations for the first nine months of 1999 totaled $2.8 million, a decrease of $6.2 million versus prior year, primarily due to a decrease in net loss being more than offset by an unfavorable change in working capital.

Cash Flows from Investing Activities. First nine months capital expenditures totaled $11.2 million and $26.2 million for 1999 and 1998, respectively. The 1998 amount related primarily to environmental projects and other discretionary capital expenditures.

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

A cash distribution of $3.7 million was paid during the first nine months of 1998. This amount relates to the cash distribution declared for the first quarter of 1998. Cash distributions with respect to interim periods are not necessarily indicative of cash distributions with respect to a full year. Moreover, due to the cyclical nature of the Partnership's business, past cash distributions are not necessarily indicative of future cash distributions.

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

Liquidity

Adverse business conditions across two of the Partnership's three product groups have considerably reduced its sales revenues and operating margins and caused the Partnership to incur net losses over the past several quarters. Unless business conditions broadly improve, industry overcapacity affecting the Methanol and Derivatives, and Nitrogen product groups is likely to cause narrow operating margins to persist throughout the remainder of the year, even if selling prices continue to improve. These narrow operating margins, combined with the Partnership's capital expenditure needs (which are anticipated to be in the range of $3 to $6 million per quarter) and debt service requirements, along with restrictions in the Credit Agreement and Indenture as discussed below, make it unlikely that the Partnership will resume making quarterly cash distributions for the remainder of 1999 and into the year 2000.

The Operating Partnership and several lending institutions are parties to an amended and restated Credit Agreement (the "Credit Agreement"), dated as of December 23, 1998 which provides for a revolving credit facility of up to $90 million (the "Revolving Credit Facility"). The new two-year agreement waived the Operating Partnership's non-compliance with its financial covenants at the end of the third quarter 1998, and reset coverage ratio covenants through December 31, 2000. The Operating Partnership's obligations under the facility are secured by the Geismar Plant Facility. As of September 30, 1999, the Operating Partnership had $58.4 million outstanding under the Revolving Credit Facility. A change of control of the General Partner, the Partnership or the Operating Partnership is an event of default under the Credit Agreement. The partnership's covenant on capital spending under the Credit Agreement is furthered discussed in the "Capital Expenditures" section.

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

The Partnership has been working with financial advisors, since December 1998, to assist it in exploring strategic alternatives, including joint ventures, mergers or alliances, or the sale of some or all of the business. While these efforts are still on-going, to date they have not resulted in any transaction and there can be no assurances that they will result in a transaction. The Partnership also has retained a consulting firm to assist in a review of operational and cost reduction initiatives to improve competitiveness and reduce costs.

Capital Expenditures

The Partnership has agreed to purchase its partner's 50% share of the Acetylene Plant at the Geismar complex on December 31, 1999. The purchase price is approximately $17 million, $8.0 million payable at closing with the remainder payable in equal monthly installments over three years. Certain covenants under the Credit Agreement however, restrict the amount of annual capital expenditures which may be made by the Partnership. Proceeding with the agreement with respect to the Acetylene Plant on the agreed time schedule would cause the Partnership to exceed the restrictions on capital expenditures under the Credit Agreement. Accordingly, the Partnership is pursuing with its 50% partner in the Acetylene Plant a modification of the timing for making Acetylene Plant payments. The Operating Partnership may also seek a waiver of the relevant covenants in the Credit Agreement. A failure to obtain either a modification of the schedule for making Acetylene Plant payments or a Credit Agreement waiver would cause the Partnership to be in default on or after December 31, 1999 under the agreement with its partner in the Acetylene Plant, the Operating Partnership to be in default under the Credit Agreement or a combination of the two. A default under either of these agreements could have a material adverse effect on the liquidity and financial condition of the Partnership and the Operating Partnership.

Other than this acquisition, the Partnership currently believes that the level of annual base capital expenditures over the next two years will be in the range of $15 to $20 million per year. Total capital expenditures for 1999 are anticipated to be approximately $15 million with a large portion relating to a new software system which will improve the computer systems infrastructure and assist the Partnership in preparing for the year 2000.

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

The Partnership's company-wide Year 2000 Project (the "Project") to mitigate the effects year 2000 issues is proceeding on schedule. All facets of the business have been divided into two primary categories and a Y2K Manager has been assigned to each. Category 1 is the Enterprise Resource Planning ("ERP") or Business Systems functions which encompasses Business Applications (software), End-User (PC's), Technical Infrastructure (hardware), and Communications. Category 2 consists of those applications which support our Manufacturing, lab, and R&D functions.

The Project has three phases:     (I)  Risk Assessment
                                  (II) Detailed Assessment Remediation Planning
                                  (III)Remediation and Resolution

As of October 31, 1998 the Partnership completed Phase I having developed detailed inventories of related equipment and resources and assigned a relative risk to each application based on the potential impact to the business and the specific effects of a material Year 2000 failure. Material failures are those which would negatively impact the safety of individuals, property, or environment or the Partnership's ability to conduct business in a normal fashion.

Phase II consists of the development of a detailed plan for remediation of all those applications identified in the initial inventory and the assignment of specific responsibilities for implementing the required changes. The Category 1 Phase II plan was completed in November 1998.

Management believes that the most significant Year 2000 business risk to the Partnership relates to the current financial system applications. Accordingly, an enterprise-wide implementation of Year 2000 compliant software and hardware was initiated. The anticipated cost associated with the enterprise-wide implementation is approximately $17.7 million, of which $15.2 million has been expended through September 30, 1999. In early 1998 the Partnership began converting its business applications over to a Windows NT based system utilizing Microsoft SQL Servers and the latest version of Year 2000 compliant J.D. Edwards software. This conversion continued into 1999 and is operational as of October 1, 1999.

The Category 2 Phase II plan including detailed test plans was completed during December 1998. Estimated cost associated with the remediation of our manufacturing, lab, and R&D equipment/systems is approximately $1 million. The plan consists of repair, replacement, upgrades, and workarounds based on the ability of the hardware and software to respond to a specified battery of Year 2000 date testing and the relative impact to the business as specified above. Phase III was completed on June 30, 1999.

The Partnership has also initiated a program to determine the effects of third-party suppliers and customers on the business with respect to Year 2000 issues. Over 2000 suppliers were mailed a self-assessment questionnaire with the intent of identification and, to the extent possible, timely resolution of potential Year 2000 issues. Additionally approximately 150 of the 2000+ suppliers have been identified as critical vendors. Each has been contacted directly to determine the status of their Year 2000 compliance effort and the need, if any to develop a contingency plan. Inventories, alternate suppliers and forms of transportation, production and maintenance schedules, etc. are all contingency considerations as noted below.

The company also contacted each of its major customers to assess their Y2K readiness and to identify any customer contingency plan issues which might have a direct impact on the business before, during, and after the rollover.

While it is expected that the Partnership will be able to resolve any significant issues identified in this process, the Partnership has limited or no control over the actions of third-party suppliers and/or customers. As such we can provide no assurance that these suppliers will resolve their Year 2000 issues before the occurrence of a disruption to the business of the Partnership or any of its customers. Material failure on the part of one of these third parties could have an adverse affect on the Partnership's business and results of operations.

During all three phases of the Project, management has considered the need to develop contingency plans for any of the applications which could have a critical impact on the business. The major focus on contingency planning was expended in the second and third quarters of 1999. The Partnership continues to fully explore contingency requirements with its major suppliers and customers and their possible resolutions are in its detailed plan. Based on the Partnership's current plans and efforts to date, the Partnership does not anticipate that Year 2000 issues will have any material effects on its results of operations.

The estimates and conclusions herein contain forward-looking statements and are based on the Partnership's best estimates of future events based on the information available at this time. However, there can be no guarantee that these results will be achieved and actual results could differ from the plan. Specific factors that might cause differences from our estimates include, but are not limited to, availability of resources, the ability to identify and correct all potential Year 2000 inconsistencies, the ability of suppliers to correct Year 2000 issues in a timely manner, and unanticipated problems identified in our ongoing Year 2000 project quality assurance review.

Item 3 Market Risk
-------------------

Interest Rate Risk -- The Credit Agreement provides for a revolving credit facility of up to $90 million. The revolving credit facility expires on December 31, 2000, at which time all amounts outstanding must be repaid. Interest on borrowings under the revolving credit facility are determined, at the Operating Partnership's option, based on the applicable Eurodollar rate (one, two, three, six, nine or twelve month periods) plus a margin, (9.13% at September30, 1999) or ABT Rate plus a margin (10.75% at September 30, 1999). The ABR rate is the greater of (a) the prime rate (b) the Base CD rate plus 1.00% or (c) the Federal Funds Effective rate plus .5%. At September 30, 1999 borrowings under the revolving credit facility were $58.4 million and bore interest at 9.81%.

The Partnership is exposed to swings in the Eurodollar or ABR rates. A change of 1.00% in the applicable rate would change the Partnership's interest cost by $584,000 based on the borrowings at September 30, 1999.

Commodity Risk -- The Partnership generally does not use derivatives or other financial instruments such as futures contracts to manage commodity market risk. However, at certain times of the year the Partnership will enter into contracts whereby it agrees to purchase a specified quantity of natural gas (the Partnership's principal raw material) at a fixed price. Such contracts are generally not in excess of three months forward, and the Partnership generally limits such forward purchases to 60% of a month's requirements. In addition, the Partnership has entered into a fifteen year supply agreement (commencing in 1997) to provide a long-term supply of ethylene, a raw material, and minimize price volatility. The purchase price for the product varies with the supplier's raw material and co-product credits costs which are market-driven, as well as its fixed costs. The Partnership evaluates all such contracts on the basis of whether committed costs are expected to be realized in light of current and expected selling prices when the commodities are consumed in manufactured products.

Foreign Exchange and Equity Risk - The Partnership is not exposed to significant foreign exchange or equity market risk.

Forward-Looking Statements

Certain statements in this section are forward-looking. These can be identified by the use of forward-looking words or phrases such as"believe", "expect", "may" and"potential", among others and include statements regarding the business outlook for the Operating Partnership and its ability to fund its cash needs. The Private Securities Litigation Reform Act of 1995 provides a"safe harbor" for such forward-looking statements. While these forward-looking statements are based on the Partnership's reasonable current expectations, a variety of risks uncertainties and other factors, including many which are outside the control of the Partnership, could cause the Partnership's actual results to differ materially from the anticipated results or expectations expressed in such forward-looking statements. The risks, uncertainties and other factors that may affect the operations, performance, development and results of the Partnership include changes in the demand for and pricing of its commodity products, changes in industry production capacity, changes in the supply of and costs of its significant raw materials, and changes in applicable environmental, health and safety laws and regulations.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

There is incorporated by reference herein the information regarding legal proceeding in Item 3 of Part 1 of the Partnership's Annual Report on Form 10-K (File No. 1-9699) for the year ended December 31, 1998, and Note 2 to the consolidated financial statements in Part 1 hereof.

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


                                       BORDEN CHEMICALS AND PLASTICS
                                       LIMITED PARTNERSHIP
                                       By BCP Management, Inc.,
                                       its General Partner


                                   By:
                                       -----------------------------------
                                                          Francis J. Proto
                                       Chief Financial Officer and Treasurer
                                       Principal Accounting Officer


November 12, 1999