Form 10-K405
period 1999-12-31
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 2000-03-30
CIK 821202

________________________________________________________________________________
________________________________________________________________________________


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended: December 31, 1999 Commission file number: 1-9699
                           ------------------                        ------

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

          Delaware                                       31-1269627
----------------------------                ------------------------------------
  (State of organization)                   (I.R.S. Employer Identification No.)

   Highway 73, Geismar, Louisiana 70734                (614) 225-4482
------------------------------------------  ------------------------------------
 (Address of principal executive offices)      (Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

 Title of each class                   Name of each exchange on which registered
 -------------------                   -----------------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by the referenced Part III and this For 10-K or any amendment to this Form 10-K. [x]

                      __________________________________

     Aggregate market value in thousands of the Common Units held by non-affiliates of the Registrant based upon the average sale price of such Units on March 28, 2000, was approximately $162 million.

Number of Common Units outstanding as of the close of business on March 28, 2000: 36,750,000.

________________________________________________________________________________
________________________________________________________________________________

The Exhibit Index is located herein at sequential page 42.

                                    PART I
Item I. Business
----------------

General

  Borden Chemicals and Plastics Limited Partnership (the "Company" or "Partnership") is a limited partnership formed in 1987 to acquire, own and operate polyvinyl chloride resins ("PVC"), methanol and other chemical plants located in Geismar, Louisiana, and Illiopolis, Illinois, that were previously owned and operated by Borden, Inc. ("Borden"). On May 2, 1995, the Company, through its subsidiary operating partnership Borden Chemicals and Plastics Operating Partnership (the "Operating Partnership"), completed the purchase of Occidental Chemical Corporation's ("OxyChem") Addis, Louisiana PVC manufacturing facility and related assets ("Addis Facility"). The Company's three principal product groups are (i) PVC Polymers Products, which consist of PVC resins and feedstocks (such as vinyl chloride monomer ("VCM") and acetylene), (ii) Methanol and Derivatives, which consist of methanol and formaldehyde, and (iii) Nitrogen Products, which consist of ammonia and urea. During 1999, PVC Polymers Products, Methanol and Derivatives and Nitrogen Products accounted for 73%, 19% and 8%, respectively, of the Company's revenues.

  The Company seeks to increase its productive capacity through selective expansions of its existing facilities and "debottlenecking" of production facilities at its plants. From 1988 to 1999, the Company increased overall capacity of its facilities by 28.3% through various expansions and "debottlenecking" projects.

  The Company's production complex at Geismar, Louisiana, its plant at Illiopolis, Illinois, and the Addis Facility produce products for the following applications:

---------------------------------------------------------------------------------------------------------------------
      Products                                  Location                 Principal Applications
---------------------------------------------------------------------------------------------------------------------
PVC POLYMERS PRODUCTS
  PVC                                           Geismar           Water distribution pipe, residential
                                                Illiopolis        siding, wallcoverings, vinyl flooring
                                                Addis

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

PVC Polymers Products

  PVC Resins - PVC is the second largest volume plastic material produced in the world. The Company produces general purpose and specialty purpose PVC resins at three plants - one located at the Geismar complex, one at Illiopolis and another at Addis - with stated annual capacities of 575 million, 400 million and 600 million pounds of PVC resins, respectively. The PVC resin plants operated at approximately 80% and 82% of combined capacity in 1999 and 1998, respectively. Although there have been year-to-year fluctuations in product mix, the Company has over time concentrated on the higher margin grades of PVC resin and reduced its dependence on commodity pipe grade PVC resins, which have historically experienced lower margins. Based on data from the Society of the Plastics Industry, the Company believes its production currently accounts for approximately 9% of total industry domestic capacity of PVC resins.

  PVC pricing and margins declined substantially in 1998 due to domestic industry overcapacity closely linked to lower Asian demand. Prices and margins for PVC products demonstrated marked improvement in 1999 as both Asian and domestic market demands increased over prior year levels.

  The PVC industry in both the United States and Europe has entered a consolidation and rationalization phase, evidenced by the recent merger announcements of OxyChem and Geon, Georgia Gulf and Condea Vista, BASF and Solvay, EVA and BSU Schkopag and Shin-Etso, Shell and Rovin.

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

  Ethylene-Based VCM. Ethylene-based VCM ("VCM-E") is produced by the Company at a 650 million pound stated annual capacity plant at the Geismar complex. The plant operated at approximately 79% and 91% of capacity during 1999 and 1998, respectively. Substantially all of the production of the VCM-E plant is consumed by the Company's PVC resin plants at the Geismar complex and Illiopolis.

  Ethylene and chlorine constitute the principal feedstocks used in the production of VCM-E. Both feedstocks are purchased by the Geismar plant from outside sources.

  Acetylene-Based VCM. Acetylene-based VCM ("VCM-A") is produced at a 320 million pound stated annual capacity plant at the Geismar complex. During 1999 and 1998, the plant operated at approximately 63% and 62% of capacity respectively. All of the VCM-A produced at the Geismar complex is consumed by the PVC resin plants at Geismar and Illiopolis.

  The Geismar complex contains the only VCM-A plant in the United States. The integration of the VCM-A plant with the other plants on site provides stability, cost and efficiency benefits to the plants located at the Geismar complex. Although ethylene has generally been regarded as a lower cost feedstock for the production of VCM, the VCM-A plant reduces the overall processing costs of the Geismar complex because the acetylene plant produces as a by-product acetylene off-gas, which is used as a feedstock in the production of methanol, and can be burned as fuel in the Company's cogeneration units. In addition, hydrochloric acid, a feedstock used in the production of VCM-A, is produced as a by-product by the adjacent VCM-E plant. Furthermore, certain industrial plants located near the Geismar complex have excess supplies of hydrochloric acid that the Company is generally able to purchase at relatively low cost.

  In addition to hydrochloric acid, acetylene is a primary feedstock used in the production of VCM-A.

  Acetylene. Acetylene is primarily used as a feedstock for VCM-A and for other chemical intermediates through year-end 1999. The Company had a 50% interest in a 200 million pound stated annual capacity acetylene plant at the Geismar complex, with the remaining 50% interest held by BASF Corporation ("BASF"). The Partnership purchased BASF's interest in the acetylene plant, January, 2000.
See Item 7, "Capital Expenditures". During 1999 and 1998, the plant operated at approximately 83% and 89%, respectively, of capacity, with all production being consumed by either the Company or BASF.


  During 1999, approximately 52% of the total production of the acetylene plant was used internally as a principal feedstock of the Geismar VCM-A plant. Acetylene not required by BASF is available to the Company at cost.

  The principal feedstocks used in the production of acetylene are natural gas and oxygen. Oxygen is obtained from certain air separation units and related air compression systems, which are jointly owned by the Company, BASF (through December 31, 1999) and Air Liquide America Corporation. For a description of the Company's arrangements for the purchase of natural gas, see "Raw Materials".
                                                                 -------------

  The Company's principal competitors in the sale of PVC include Shintech, Formosa Plastics, Oxyvinyls and Georgia Gulf.


Methanol and Derivatives

  Methanol - Methanol is used primarily as a feedstock in the production of other chemicals. Such chemicals include formaldehyde, which is used in the manufacture of wood building products and adhesives, and MTBE, which is used as a gasoline additive. The Company's stated annual capacity is 330 million gallons per year. During 1999 and 1998, the plant operated at approximately 82% and 85%, respectively, of capacity.

  Supply disruptions in the methanol products industry served to improve methanol pricing during 1997, with contract prices ending the year at $0.58 per gallon. At the end of the first quarter of 1998 as additional production capacity was brought on-line, methanol prices started a decline that continued for the balance of the year and into 1999. However, the last nine months of 1999 saw an increase in demand and the idling of some domestic plants. As a result selling prices increased and by the fourth quarter were approximately $0.38 per gallon.

  The Company believes its stated annual capacity represents approximately 13% of total domestic capacity. The Company's main competitors in the sale of methanol include Methanex, Terra Industries, Hoechst Celanese and Lyondell.

  In 1999, Borden Chemicals Inc. ("BCI"), a subsidiary of Borden purchased approximately 45% of the Company's methanol production for its downstream formaldehyde production. Approximately 19% of production was used internally in the production of formaldehyde and approximately 2% was used primarily to satisfy tolling and exchange arrangements. The remaining 34% of volume was sold to third parties (other than BCI).

  The primary raw material feedstock used in the production of methanol is natural gas. The efficiency of the Geismar methanol plant has been enhanced by using the by-product of the Geismar acetylene plant, acetylene off-gas, as a partial substitute feedstock for purchased natural gas. Natural gas represented approximately 71% of the Company's total cost of producing methanol during 1999.

  Formaldehyde. Formaldehyde is a chemical intermediate used primarily in the production of plywood and other pressed wood products. The Company produces 50%-concentration formaldehyde (which is 50% formaldehyde and 50% water) at three units at the Geismar complex. The formaldehyde plants have annual capacities of 280, 190 and 180 million pounds per year, respectively, for the 50%-concentration formaldehyde. During 1999 and 1998, the three plants operated at approximately 88% and 98%, respectively, of combined capacity. The smaller plant also is capable of producing urea-formaldehyde concentrate for the fertilizer industry. If operated for production of urea-formaldehyde, the smaller plant's stated annual capacity would be 125 million pounds.

  Formaldehyde demand generally is influenced by the construction industry and housing starts. Total United States production capacity of 50%-concentration formaldehyde is approximately 7.8 billion pounds, with the formaldehyde units at the Geismar complex representing 650 million pounds, approximately 9%, of such total. Major competitors of the Company include Georgia Pacific and Neste.

  During 1999, approximately 73% of the Company's formaldehyde production was purchased by an unaffiliated third party pursuant to a long-term contract expiring in 2002. Such third party consumes formaldehyde in its manufacture of MDI and 1,4 Butanediol (both of which are chemical intermediaries used in a wide variety of applications). The contract requires the Company to supply up to 78% of its annual capacity to the third party to the extent necessary to satisfy that party's formaldehyde requirements.

  Of the Company's remaining formaldehyde production, 26% was sold to BCI and approximately 1% was utilized by the Company in the production of urea-formaldehyde concentrate for the fertilizer industry. The formaldehyde sold to BCI is primarily consumed in adhesive resins used in the production of plywood and other pressed wood products. As a result, such formaldehyde demand is influenced by construction activity and housing starts.

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


Nitrogen Products

  Ammonia. Ammonia is a commodity chemical used primarily for fertilizer applications and as an intermediate for other agricultural chemicals such as pesticides and herbicides. Approximately 85% of domestic ammonia production is consumed directly or indirectly in fertilizer applications. The Company produces ammonia at a 400,000 ton stated annual capacity plant located at the Geismar complex. During 1999 and 1998, the Company operated at approximately 87% of capacity for both periods.

  Selling prices for ammonia decreased in 1999 due to an increase in the worldwide production capacity of ammonia, along with more aggressive pricing by producers in the former Soviet Union. This resulted in downward pressure on ammonia prices during the period of 1997 to the present. Average annual selling prices for ammonia decreased from $166 per ton in 1997 to $121 per ton in 1998 to $113 in 1999.

  Demand for ammonia is seasonal, with prices tending to be higher in the spring and fall months than during the remainder of the year. In addition, fertilizer demand is sharply affected by swings in crop acreage.

  During 1999, approximately 64% of ammonia production was sold to third parties (other than BCI), approximately 34% of production was used by the Company's adjacent urea plant, and approximately 2% of production was sold to

BCI.

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

  The Company produces granular urea at a 270,000 ton stated annual capacity plant at the Geismar complex. During 1999 and 1998, the plant operated at approximately 75% and 73% respectively, of capacity.

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

  Urea selling prices significantly declined during 1997 due to increases in production capacity and a decrease in imports of urea into China. Average annual selling prices for urea decreased from $140 per ton in 1997 to $116 per ton in 1998 and $94 per ton in 1999.

  During 1999, approximately 36% of the Company's urea sales were to third parties and approximately 64% were to BCI. A small portion of the Company's urea production was used internally by the Company in the production of urea-formaldehyde concentrate.

  The Company believes its stated annual capacity represents approximately 3% of total North American capacity. The Company's major competitors include PCS, Unocal and CF Industries.

  The principal feedstocks used in the production of urea are ammonia and carbon dioxide, which the Company obtains from its adjacent ammonia plant.


Raw Materials

  The principal purchased raw material used in the Company's operations is natural gas. In 1999, the Company purchased over 57.4 million MMBTUs of natural gas for feedstock and as an energy source. Currently, the Company is one of the largest industrial purchasers of natural gas in the state of Louisiana. Natural gas is supplied by pipeline to the Geismar complex by six major natural gas pipelines. In 1999, natural gas represented 32%, 59% and 71% of total production costs for acetylene, ammonia and methanol, respectively, and 29% of the Company's total production costs. The Company purchases the majority of its natural gas under fixed-term, market sensitive supply contracts. The cost of purchasing natural gas is, in general, greater in winter months, reflecting increased demand for natural gas by consumers and industry during such months. While natural gas prices decreased 3% in 1997 and 12% in 1998, in 1999 they increased by 7%. Although the Company has diversified its suppliers and does not currently anticipate any difficulty in obtaining adequate natural gas supplies, there can be no assurance that the Company will in the future be able to purchase adequate supplies of natural gas at acceptable price levels.

  The Company purchases other raw materials for its operations, principally ethylene and chlorine. Ethylene is currently supplied by pipeline to the Geismar facility by several suppliers. Chlorine is supplied by rail car and pipeline to the Geismar complex by various suppliers. The major raw material for the Illiopolis PVC plant, VCM, is supplied by rail car from the Geismar facility. In addition, in connection with the production of certain specialty grades of PVC resins, the Company purchases certain quantities of vinyl acetate monomer. See "PVC Polymers Products-Production Process". The Company purchases its VCM requirements for the Addis Facility under a VCM supply agreement entered into with OxyVinyl. The Company does not believe that the loss of any present supplier would have a material adverse effect on the production of any particular product because of numerous, competitive alternate suppliers.

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

  Under its risk retention program, the Company maintains property damage and liability insurance deductibles of $2.5 million, $1.0 million and $1.0 million per occurrence for property and related damages at the Geismar, Illiopolis and Addis facilities, respectively, and deductibles ranging from $0.1 million to $2.0 million per event for liability insurance. In addition the Company is included in Borden's master excess insurance program.


Marketing and Sales

  Marketing activities are conducted by two main groups, PVC marketing and basic chemical marketing.

  The PVC group is comprised of 16 people, including a Director of Sales, Director of Marketing & Customer Applications, 3 Product Managers, 7 Regional Sales personnel, and 3 Service managers, along with a small office support staff.

  Similarly, basic chemicals marketing is headed by a Director of Sales and Marketing, 2 Product Managers, and 3 Regional Sales personnel.

  Both groups are headquartered in Baton Rouge, LA with professional sales personnel geographically positioned throughout the United States.

  The Company's sales activities are based on frequent customer contact to secure and maintain long-term supply relationships. A substantial portion of the Company's sales are made under contracts with annual renegotiation provisions. The majority of the Company's sales are made in the United States, and a small portion in Canada. The Company has not historically participated in the export market, but retains access to these markets through third party specialists. In 1999 and 1998, 14% and 15%, respectively, of the Company's sales were made to related parties with the remainder being sold to third parties.



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

  Water requirements at the Geismar complex are obtained through Monochem from the Mississippi River. At Illiopolis, a municipal water company supplies the facility with its water requirements. Because the Illiopolis facility represents a significant portion of the demand for water supply from the municipal water company, the Company manages the operations of the water company on a cost-reimbursed basis. The Addis Facility obtains its electricity and water requirements from local public utilities. Natural gas is purchased by pipeline from various suppliers.


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

  The Purchase and Processing Agreements expire in November 2002, subject to termination by BCI in the event BCPM ceases to be the general partner of the Company, other than by reason of (i) the withdrawal of BCPM as general partner under circumstances where such withdrawal violates the Partnership Agreement,
(ii) removal of BCPM as general partner by the Unitholders under circumstances where cause exists or (iii) any other event except (x) voluntary withdrawal by BCPM as general partner of the Company under circumstances where such withdrawal does not violate the Partnership Agreement and such withdrawal is approved by a Majority Interest or (y) the removal of BCPM as general partner of the Company by action of the Unitholders under circumstances where cause does not exist. In December 1998, in connection with the renegotiation of Credit Agreement, the Company granted BCI an option to extend the term of its Methanol Purchase Agreement for one additional year (i.e. until November 2003), in exchange for Borden's agreement with the Company's bank group not to exercise any rights of set-off with respect to accounts receivable.

  The Purchase Agreements require BCI to purchase from the Company and the Company to supply to BCI, subject to certain monthly quantity limits, at least 85% (and at the option of BCI up to 100%) of the quantities of methanol, ammonia and urea required by BCI for use in its plants in the continental United States. Under the Purchase Agreements, the price for ammonia, urea and methanol generally will be an amount equal to the monthly weighted average price per unit that the Company charges its lowest-priced major customer (other than BCI). If the Company does not make any sales to any major customers other than BCI, then the price to BCI will be the lowest prevailing price in the relevant geographic area. The Purchase Agreements also provide that the Company has the option to meet competitive third-party offers or let BCI purchase the lower-priced product from such third parties in lieu of purchases under the Purchase Agreements.

  The Processing Agreements for formaldehyde and urea-formaldehyde concentrate essentially require BCI to utilize the processing capacity of the formaldehyde plants so that the formaldehyde plants operate at no less than 90% of capacity, after taking into account the purchases of formaldehyde by an unaffiliated third party under a long-term requirements contract. Although such third party's current requirements for formaldehyde exceed 200 million pounds per year, in the event that such third party's annual requirements are less than such amount, BCI has the option of reducing or terminating its obligation to utilize such processing capacity. Under the Processing Agreements, BCI is required to pay the Company a fee for each pound of formaldehyde and urea-formaldehyde concentrate processed equal to the Company's processing costs plus a per pound charge. The per-pound charge is subject to increase or decrease based on changes in the Consumer Price Index from October 1987. The Processing Agreements also give the Company the option to meet competitive third party offers covering formaldehyde unless meeting such offer would impose a significant economic penalty on the Company, in which case BCI will be permitted to accept such offer and reduce its obligations under the Processing Agreements by a corresponding amount.

  The Company believes that the pricing formulas set forth in the Purchase and Processing Agreements have in the past provided aggregate prices and processing charges that BCI would have been able to obtain from unaffiliated suppliers, considering the magnitude of BCI's purchases, the long-term nature of such agreements and other factors. The Company believes that this will continue to be the case in the future. There may be conditions prevailing in the market at various times, however, under which the prices and processing charges set under the Purchase and Processing Agreements could be higher or lower than those obtainable from unaffiliated third parties.

  The Company is free to sell or otherwise dispose of, as it deems appropriate, any quantities of PVC resins, ammonia, urea, methanol or formaldehyde which BCI is not required to purchase. In addition, the Purchase and Processing Agreements do not cover acetylene, VCM or industrial gases, which are either consumed internally by the Company or have not been historically purchased by BCI.

  Because the foregoing Purchase and Processing Agreements are requirements contracts, sales of products thereunder are dependent on BCI's requirements for such products. Such requirements could be affected by a variety of factors, including a sale or other disposition by BCI of all or certain of its manufacturing plants to unaffiliated purchasers (in which event such agreements shall not apply to such purchasers unless otherwise agreed to by such purchasers). In the event that, whether as a result of the change of control of BCI or otherwise, BCI were to sell or otherwise dispose of all or certain of its plants or otherwise reorient its businesses, BCI's requirements for products sold or processed by the Company under the Purchase and Processing Agreements could be diminished or eliminated. The Company anticipates that if BCI were to sell all or certain of its chemical manufacturing facilities, a purchaser may be interested in negotiating the continuation of all or certain of the Purchase and Processing Agreements.


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

  Borden has agreed that, so long as BCP Management, Inc. ("BCPM") is the general partner of the Company, Borden will not engage in the manufacture or sale in the United States of methanol, ammonia, urea, acetylene, VCM or PVC resins. However, if BCPM (i) is removed as general partner by the Unitholders under circumstances where cause exists or (ii) withdraws as general partner under circumstances where such withdrawal violates the existing partnership agreements ("Partnership Agreements"), Borden has agreed not to engage in such manufacture or sale for a period of two years from the date of such removal or withdrawal. If Borden were to sell any of its manufacturing facilities to an unaffiliated purchaser that is not a successor to Borden, the purchasers of such facilities would be free to compete with the Company.

Trademarks

  The Company entered into a Use of Name and Trademark License Agreement ("Use of Name and Trademark License Agreement") with Borden pursuant to which the Company is permitted to use in its name the Borden name and logo. The Use of Name and Trademark License Agreement and the right to use the Borden name and logo terminate in the event that BCPM ceases to be the General Partner.


Management

  The General Partner, BCPM, manages and controls the activities of the Company and the Operating Partnership and the General Partner's activities are limited to such management and control. Unitholders do not participate in the management or control of the Company or the Operating Partnership. The General Partner has fiduciary duties to Unitholders, subject to the provisions of the Partnership Agreement. The General Partner is liable, as general partner, for all the debts of the Company (to the extent not paid by the Company) other than any debt incurred by the Company that is made specifically nonrecourse to the General Partner.

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

  The 1990 Amendments to the Clean Air Act (the "1990 Clean Air Act Amendments") require stringent controls on volatile organic compounds ("VOC") emissions in ozone non-attainment areas and also require, subject to certain exceptions, the control of nitrogen oxide ("NOx") emissions in such areas. The Geismar and Addis plants are located in "nonattainment areas" for ozone under the 1990 Clean Air Act Amendments. Additional capital expenditures may be required at the Geismar and Addis plants in order to upgrade existing pollution control equipment and/or install additional control equipment to comply with the stringent regulations for VOC and NOx.

  The 1990 Clean Air Act Amendments and state laws and regulations also require certain sources to control emissions of hazardous air pollutants, including vinyl chloride. Additional capital expenditures may be necessary to comply with these control standards.

  The 1990 Clean Air Act Amendment further requires "enhanced monitoring" of the emissions from certain places of equipment. Although monitoring systems are already in place at the Geismar, Illiopolis and Addis plants, capital expenditures may be necessary to comply the system to comply with the "enhanced monitoring" requirements.

  In late 1996 the Illiopolis plant discovered through emission stack testing that the actual emissions from a specific dryer were higher than calculated using emissions factors and engineering estimates. These new emission numbers were reported to the Illiopolis Environmental Protection Agency, and an air pollution control devise known as a baghouse was installed on the unit in 1998 at a cost of $1.3 million.

  Based on information currently available to the Company, the Company does not believe that the capital expenditures that may be required at the Geismar, Illiopolis and Addis plants to comply with the 1990 Clean Air Act Amendments and corresponding state regulations will be material. However, because the Company is continuing to evaluate the impact of such amendments on it, there can be no assurance that the actual costs will not exceed the Company's estimates.

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

  The OSHA hazard communication standard and the EPA community right-to-know regulations under the Emergency Planning and Community Right-to-Know Act ("EPCRA") require the Company to organize information about the hazardous materials in the plants and to communicate that information to employees and certain governmental authorities. The Company has a hazard communication program in place and will continue this program as a part of its industrial safety and health compliance program. The Company is a member of the Community Awareness and Emergency Response ("CAER") program of the Chemical Manufacturers Association, as well as the Association's Responsible Care initiative. At Geismar, membership in such programs includes participation in the Geismar Area Mutual Aid organization, which maintains a community warning system for notification of chemical releases through the local sheriff's department. The Company believes that it generally is in material compliance with EPCRA.

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

  Present and Future Environmental Capital Expenditures. Although it is the Company's policy to comply with all applicable environmental, health and safety laws and regulations, all of the implementing regulations have not been finalized. Even where regulations or standards have been adopted, they are subject to varying and conflicting interpretations and implementation. In many cases, compliance with environmental regulations or standards can only be achieved by capital expenditures, some of which may be significant. Capital expenditures for environmental control facilities were approximately $2.8 million in 1999 and $14.5 million in 1998. Capital expenditures for environmental control facilities are expected to total approximately $3.0 million in 2000 (although such estimate could vary substantially depending on the outcome of the various proceedings and matters discussed herein, and no assurance can be given that greater expenditures on the part of the Company will not be required as to matters not covered by the environmental indemnity from Borden).


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

Employees

  The Partnership does not directly employ any of the persons responsible for managing and operating the Partnership, but instead reimburses BCPM for their services. On December 31, 1999 BCPM employed approximately 725 individuals.


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

     During 1998 adverse business conditions across the Company's three product groups considerably reduced revenues and operating margins and caused the Company to incur net losses. The Company's PVC products group's performance improved in 1999, but that improvement could not offset the continued adverse business conditions across the Company's other two product groups and caused the Company to again incur a net loss. Consequently, no cash distributions were declared during both years. The Company made a cash distribution of $3.7 million during the first quarter of 1998 which reflected a distribution declared during the fourth quarter of 1997. It is also highly unlikely that the Company will declare any cash distributions for 2000.


Forward-Looking Statements

  Certain statements in the Form 10-K, in particular, certain statements under "Item 1. Business", "Item 3. Legal proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation", are forward-looking. These can be identified by the use of forward-looking words or phrases such as "believe", "expect", "anticipate", "should", "plan", "estimate" and "potential" among others. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. While these forward-looking statements are based on the Partnership's reasonable current expectations, a variety of risks, uncertainties and other factors, including many which are outside the control of the Partnership, could cause the Partnership's actual results to differ materially from the anticipated results or expectations expressed in such forward-looking statements. The risks, uncertainties and other factors that may affect the operations, performance, development and results of the Partnership include changes in the demand for pricing of its commodity products, changes in industry production capacities, changes in the supply of and costs of its significant raw materials, and changes in applicable environmental, health and safety laws and regulations.


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

                                     1988                     1999
                              Annual Stated Capacity  Annual Stated Capacity  10 Year Capacity
Plants                         (stated in millions)    (stated in millions)  Percentage Increase
----------------------------  ----------------------  ---------------------  --------------------
Geismar, LA:
  PVC Polymers Products
    PVC Resins..............        400 lbs.                575 lbs.               43.8%
    Acetylene-based VCM.....        320 lbs.                320 lbs.                 --
    Ethylene-based VCM......        550 lbs.                650 lbs.               18.2%
    Acetylene (1)...........        190 lbs.                200 lbs.                5.3%

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

(1) BCP purchased BASF's 50% ownership of the 200 million lbs. of stated capacity effective January 1, 2000.
(2) Also capable of producing urea-formaldehyde concentrate at an annual stated capacity of 125 million pounds.
(3)  Equivalent pounds is based on 6.63 pounds per gallon of methanol.


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

  The Consent Decree provided for a specific and detailed program of groundwater and other remediation at the Geismar facility that is consistent with various actions undertaken previously, currently being undertaken, and planned to be undertaken in the future, by the Company. Under certain circumstances, the EPA and the LDEQ may require investigation and remediation beyond the specific terms of the Consent Decree. The Company, however, believes that the technical information and knowledge regarding the nature of contamination at the site, and the need for remediation, make it unlikely that investigation and remediation beyond that which the Company has already planned for and is contemplated by the Consent Decree will be required. Remediation costs incurred under the Consent Decree, which is expected to be several million dollars, will continue to be paid by Borden.

  In April 1996 and November 1997, adjoining landowners filed separate tort actions in state court asserting personal injury and property value diminution as a result of releases of hazardous materials from the Geismar complex. The Company has reached a tentative settlement with the adjoining landowners in the amount of $797.5.

  Because of the complex nature of environmental insurance coverage and the rapidly developing case law concerning such coverage, no assurance can be given concerning the extent to which insurance may cover environmental claims against the Company.


Borden Environmental Indemnity
------------------------------

  Under the Environmental Indemnity Agreement ("EIA"), subject to certain conditions, Borden has agreed to indemnify the Company in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Company (the "Transfer Date"). The Company is responsible for environmental liabilities arising from facts or circumstances that existed and requirements in effect on or after the Transfer Date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after the Transfer Date, Borden and the Company will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the asset in question (to the extent relevant). No claims can be made under the EIA after November 30, 2002.


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

  In addition, the Company is subject to various other legal proceedings and claims which arise in the ordinary course of business. The management of the Company believes, based upon the information it presently possesses, that the realistic range of liability to the Company of these other matters, taking into account the Company's insurance coverage, including its risk retention program, and the Indemnity Agreement with Borden, would not have a material adverse effect on the financial position or results of operations of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

  No matter was submitted during the fourth quarter of 1999 to a vote of security holders, through the solicitation of proxies or otherwise.

                                    Part II

Item 5   Market for the Registrant's Common Equity and Related
------   -----------------------------------------------------
                              Stockholder Matters
                              -------------------

  The high and low sales prices for the Common Units, traded on the New York Stock Exchange on March 28, 2000, were $4.69 and $4.50, respectively. As of December 31, 1999 there were approximately 23,100 holders of record of Common Units.

  The following table sets forth the 1999 and 1998 quarterly Common Unit data:

                                                  1999 Quarters
                               --------------------------------------------------
                                First         Second         Third         Fourth
                               -------        ------         ------        ------
Cash distributions declared      $0.00         $0.00          $0.00         $0.00
Market price range:
  High                               8             9 7/16         7 3/8         6 3/16
  Low                                4 9/16        6 5/8          3 5/8         3  1/4

                                                  1998 Quarters
                               --------------------------------------------------
                                First         Second         Third         Fourth
                               -------        ------         ------        ------
Cash distribution declared       $0.00         $0.00          $0.00         $0.00
Market price range:
  High                               9 1/4         8 3/8          6 3/16        4 7/8
  Low                                6 9/16        5 9/19         2 5/8         2 11/16

Item 6.   Selected Financial Data
------    -----------------------

  The following table sets forth selected historical financial information for the Company for each of the five years ended December 31.

                                   (in thousands except per Unit data, which is
                                        net of 1% General Partner interest)
                                   1999       1998       1997      1996      1995
                                   ----       ----       ----      ----      ----
Net revenues                     $ 554,183   $535,527  $737,129  $709,203  $739,587
(Loss) Income before
 extraordinary item                (23,991)   (40,607)    5,597     4,828   150,926
Net income (loss)                  (23,991)   (40,607)    5,597     4,828   144,014

(Loss) Income per unit
 before extraordinary
 item - basic and diluted            (0.65)     (1.09)     0.15      0.13      4.07

Net (Loss) income
per Unit - basic and diluted         (0.65)     (1.09)      0.15      0.13     3.88

Cash distributions
 declared per Unit                    0.00       0.00       0.83      0.35     4.66
Total assets                       480,851    461,696    500,186   525,705   568,50
Long-term debt                     263,200    251,800    225,000   200,000   200,00

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
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

  Prices for PVC improved somewhat during the first half of 1997, but then declined due to competitive market conditions experienced in the second half of 1997. Published prices for PVC during the fourth quarter of 1997 declined to an average of approximately $0.30 per pound. PVC continued to decline in 1998. General competitive conditions and reduced demand for PVC in the Far East kept downward pressure on selling prices through 1998 with the fourth quarter price in the $0.24 per pound range. Prices for PVC steadily increased each quarter in 1999, with the fourth quarter price approximately $0.36 per pound.

  Supply disruptions in the methanol products industry served to improve methanol pricing for the Partnership in 1997, with contract prices ending the year at $0.58 per gallon. As additional production capacity was brought on-line in 1998, selling prices faced significant downward pressure during the year with methanol prices declining to $0.30 per gallon by the end of the year. Increased demand, coupled with the idling of some domestic plants caused methanol prices to increase in 1999, with the fourth quarter selling price being approximately $0.38 per gallon.

  Selling prices for ammonia declined from $201 to $142 per ton, and urea declined from $183 to $106 per ton in 1997 due to an increase in worldwide production capacity and China, a significant importer of urea, significantly reduced urea imports. These conditions, along with more aggressive pricing by producers in the former Soviet Union, forced selling prices downward in 1997. These market conditions continued in both 1998 and 1999 which, along with capacity increases during both years, put continued downward pressure on selling prices during both these years.

Results of Operations

  The following table sets forth the dollar amount of revenues and the percentage of total revenues for each of the principal product groups of the Partnership (in thousands):

                                1999              1998           1997
                               ------            ------         ------
PVC Polymers Products       $403,652   73%  $372,853   69%  $486,189   66%
Methanol and Derivatives     104,160   19%   111,308   21%   177,475   24%
Nitrogen Products             46,371    8%    51,366   10%    73,465   10%
                            --------  ---   --------  ---   --------  ---
Total Revenues               554,183  100%  $535,527  100%  $737,129  100%
                            ========  ===   ========  ===   ========  ===

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

                                                       Year Ended December 31,
                                                        1999     1998     1997
                                                        ----     ----     ----
Average price received per
 unit sold
  PVC Polymers Products                                  110       97      117
  Methanol and Derivatives                                81       83      126
  Nitrogen Products                                       79       92      119

Raw material costs per unit purchased
  Natural Gas                                             94       89      105
  Ethylene                                               124       95      136
  Chlorine                                                48       67      137

Production volumes (1)
(in millions of pounds)
  PVC Polymers Products                                2,133    2,256    2,447

  Methanol and Derivatives                             2,376    2,503    2,696

  Nitrogen Products                                    1,104    1,085    1,168

(1) Includes the production of intermediate products.


1999 Compared to 1998

Total Revenues

  Total revenues for 1999 increased $18.7 million or 3% to $554.2 million from $535.5 million in 1998. This increase was the net result of a $30.8 million increase in revenues from PVC Polymers Products, a $7.1 million decline in Methanol and Derivatives revenues and a $5.0 million decrease in Nitrogen Products revenues.

  Total revenues for PVC Polymers Products increased 8% as a result of a 21% increase in selling prices, offset by a 10% decrease in sales volumes.

  Total revenues for Methanol and Derivatives decreased 6% as a result of an 8% increase in selling prices more than offset by a 14% decline in sales volume.

  Total revenues for Nitrogen Products decreased 10% as a result of a 13% decrease in selling prices and a 4% increase in sales volume.


Cost of Goods Sold

  Total cost of goods sold decreased to $520.6 million in 1999 from $521.1 million in 1998. Expressed as a percentage of total revenues, cost of goods sold decreased in 1999 to 94% compared to 97% in 1998.

  Gross profit for PVC Polymer Products increased to $44.4 million in 1999 from the $8.4 million recorded in 1998. Sales price increases more than offset increased raw material costs and lower volumes.

  Gross profit for Methanol and Derivatives in 1999 declined $11.9 million due to a moderate decrease in selling price as well as a decrease in volume and increased natural gas costs.

  Nitrogen Products gross margins were down $5.0 million compared to 1998, as decreased selling prices and higher natural gas costs were unable to offset an increased in sales volume.


Interest Expense

  Interest expense during 1999 increased $0.5 million to $23.6 million from $23.1 million in 1998 due to an increase in the average outstanding amounts borrowed under the Partnership's credit facility from 1998 to 1999.


Incentive Distribution to General Partner

  There were no incentive distributions to the General Partner declared in 1999. There were also none declared in 1998.


Other Expense, Including Minority Interest

  The 1999 other expenses were $5.2 million. This represents a decrease of $2.4 million when compared to 1998 expense of $7.6 million. A one time charge of $5.8 million to record a deferred tax provision is reflected in 1998.

Net Loss

  The net loss incurred by the Partnership was reduced to $24.0 million in 1999 from $40.6 million in 1998. As discussed above, this improvement is attributable to increased selling prices in PVC and Methanol products more than offsetting increased raw material costs and a decrease in Nitrogen products sales prices.

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

  Contributing Margin for Methanol and Derivatives in 1998 incurred a $39.4 million decline compared to 1997 due to 32% lower selling prices while natural gas costs declined only 15%

  Nitrogen Products contributing margins remained depressed down $5.3 million compared to 1997 with the lower natural gas cost unable to completely offset the 20% decline in selling prices.


Interest Expense

  Interest expense during 1998 increased $2.2 million to $23.1 million from $20.9 million in 1997 due to an increase in the average outstanding amounts borrowed under the Partnership's credit facility from 1997 to 1998.

Incentive Distribution to General Partner

  There were no incentive distribution to the General Partner declared in 1998. A General Partner incentive of $794 was generated for the second quarter of 1997.


Other Expense, Including Minority Interest

  The 1998 other expenses were $7.6 million due primarily to a $5.8 million one time charge to record a deferred tax provision. Other expenses for 1997 were $3.0 million and also included a one time write-off of the cost of the planned conversion to corporate form which was terminated due to changes in the federal law.


Liquidity and Capital Resources

  Cash Flows from Operations. Cash provided by operations for 1999 totaled $4.0 million, a reduction of $5.9 million as the reduction in the Partnership's net loss was offset by an increase in working capital requirements. Cash provided by operations decreased to $9.9 million for 1998 from $46.9 million for 1997 primarily due to lower net income.

  Cash Flows from Investing Activities. Capital expenditures totaled $18.3 million and $31.8 million for 1999 and 1998, respectively. These expenditures were primarily for environmental projects, the company's enterprise system and other non-discretionary capital expenditures.

  Cash Flows from Financing Activities. Pursuant to its Amended and Restated Agreement of Limited Partnership, the Partnership is required to make quarterly distributions to Unitholders and the General Partner of 100% of its Available Cash, if any. Available Cash means generally, with respect to any quarter, the sum of all cash receipts of the Partnership plus net reductions to reserves established in prior quarters, less all of its cash disbursements and net additions to reserves in such quarter. The General Partner may establish such reserves, as it deems necessary or appropriate in its reasonable discretion, to provide for the proper conduct of the business of the Partnership or the Operating Partnership and to stabilize distributions of cash to Unitholders and the General Partner and such other reserves as are necessary to comply with the terms of any agreement or obligation of the Partnership.

  No cash distribution was made during 1999; a cash distribution of $3.7 million was made during the first quarter of 1998; cash distributions of $30.8 million were made during 1997. These amounts reflect the payment of cash distributions declared for the immediately preceding quarters. Cash distributions with respect to interim periods are not necessarily indicative of cash distributions with respect to a full year. Moreover, due to the cyclical nature of the Partnership's business, past cash distributions are not necessarily indicative of future cash distributions.

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


Liquidity

  Adverse business conditions for two of the Partnership's three product groups caused the Partnership to incur net losses over the past several quarters. Unless business conditions improve, industry overcapacity affecting these product groups is likely to partially offset the improvement in the Partnership's PVC Polymer group. This performance combined with the Partnership's acquisition of BASF's ownership in the Geismar Acetylene plant, and its capital expenditure needs (which are anticipated to be in the range of $4.0 to $5.0 million per quarter) and debt service requirements, along with restrictions in the existing Credit Agreement, the new Credit Agreement and the Indenture as discussed below, make it highly unlikely that the Partnership will declare and make quarterly cash distributions in 2000.

  The Operating Partnership and several lending institutions are parties to an amended and restated Credit Agreement (the "Credit Agreement"), dated as of December 23, 1998 (maturing December 31, 2000) which provides for a revolving credit facility of $90 million (the "Revolving Credit Facility"). The Operating Partnership's obligations under the facility are secured by its accounts receivable, inventory and a lien against certain fixed assets. As of December 31, 1999, the Operating Partnership had $63.2 million outstanding under the Revolving Credit Facility. Among other things, a change of control of the General Partner, the Partnership or the Operating Partnership are events of default under the existing Credit Agreement.

  The Operating Partnership expects to enter into a new four-year Credit Agreement with Fleet Capital Corporation ("Fleet"), effective April 1, 2000, which would provide for a revolving credit facility of up to $100 million (the "Year 2000 Revolving Credit Facility") subject to borrowing base limitations. The Operating Partnership's obligations under the facility will be secured by its accounts receivable, inventory and a lien against certain fixed assets. The Year 2000 Revolving Credit Facility would replace the existing facility and all amounts outstanding under the existing facility will be repaid with borrowings under the Year 2000 Revolving Credit Facility. Among other things, a change of control of the General Partner, The Partnership or The Operating Partnership are events of default under the Year 2000

Revolving Credit Facility.

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

Strategic Alternatives

  In December 1998, the Partnership announced the retention of Evercore Partners and Salomon Smith Barney to explore strategic alternatives which included joint ventures, mergers, alliances or the sale of some or all of the Partnership's businesses. During 1999, none of the discussions which took place with interested parties resulted in a transaction which the Partnership deemed in the interest of the unitholders.

  In November 1999, the Partnership announced that A.D. Little had been retained to assist in developing strategic business plans for its various operations. In January 2000, the Partnership announced its intention to evolve into a focused PVC company and to explore ways to realize maximum value in the near term for its non-PVC businesses. However, the Partnership has not made any decisions that impact its ability to continue to operate the non-PVC businesses. No assurance can be given that these efforts will result in any transaction.

Capital Expenditures

  The Partnership currently believes that the level of annual base capital expenditures over the next two years will be in the range of $18 to $20 million per year. Total capital expenditures for 2000 are anticipated to be approximately $31.2 million with approximately $11.2 million relating to the acquisition of BASF's ownership in the jointly owned acetylene plant.


Year 2000 Readiness

  The Partnership's company-wide Year 2000 Project (Project), to mitigate the effect of year 2000 issues was completed as scheduled, September 1999. The Project phases: (I) Risk Assessment; (II) Detailed Assessment Remediation Planning; (III) Remediation and Resolution, along with a program to determine the Year 2000 effects of third-party suppliers and customers on this business, were successfully completed without any material adverse affect on the Partnership's business results of operations have been experienced as a result of the Year 2000 issue. The cost associated with the project including the conversion of the Partnership's business applications to a Windows NT based system utilizing Microsoft SQL servers and the latest version of J.D. Edwards software is approximately $17.7 million, of which $16.8 million has been expended through December 31, 1999, with $0.9 million to be expended in 2000.

Item 7-A Market Risk
--------------------

  Interest Rate Risk - The Company's amended facility provides up to $90,000 under a revolving credit agreement with a group of banks. The amended credit facility expires December 31, 2000, at which time all amounts outstanding must be repaid. Interest on borrowings under the revolving credit facility are determined, at the Partnership's option, based on the applicable Eurodollar rate (one, two, three, six, nine or twelve month periods) plus a margin (3.75% and 4.00% at December 1999 and 1998 respectively) or the ABR rate (one, two, three, six, nine, twelve month periods) plus a margin (2.5% and 2.25% at December 31, 1999 and 1998 respectively). The ABR rate is the greater of (a) the prime rate
(b) the Base CD rate plus 1.00% or (c) the Federal Funds Effective rate plus .5%. The margins for the Eurodollar rate and the ABR rate are based on the
Partnership's public debt rating and the Partnership's consolidated debt to consolidated earnings before income taxes, depreciation and amortization (EBITDA) ratio. An annual commitment fee is payable on the unused portion of the amended facility. At December 31, 1999 and 1998, borrowings under the amended facility were $63,200 and $51,800 and bore interest at 10.41% and 9.00% while the commitment fee on the unused portion of the facility was .5%.

  The Company is exposed to swings in the Eurodollar on ABR rates. A change of 1.00% in the applicable rates would change the Company's interest cost by $632 and $518 respectively, based on the borrowings at December 31, 1999 and 1998, respectively.

  The Company expects to enter into a New Credit Agreement that would provide up to $100 million subject to borrowing base limitations under a revolving credit facility with Fleet. This credit facility would expire March 30, 2004, at which time all amounts outstanding would be repaid. Interest on borrowings under the revolving credit facility would be based on the applicable Eurodollar rates (one, two, three, six, nine or twelve month periods) plus a margin (2.25% through September 30, 2000). Subsequent to September 30, 2000, the margin for the Eurodollar rate would be based on the Partnership's consolidated debt to consolidated earnings before income taxes, depreciation, and amortization (EBITDA) ratio. An annual commitment fee of 0.05% would be payable on the unused portion of the facility.

  Commodity Risk - The Partnership generally does not use derivatives or other financial instruments such as futures contracts to manage commodity price risk. However, at certain times of the year the Partnership will enter into contracts whereby it agrees to purchase a specified quantity of natural gas (the Partnership's principal raw material) at a fixed price. Such contracts are generally not in excess of three months forward, and the Partnership generally limits such forward purchases to 60% of a month's requirements. In addition, the Partnership has entered into a fifteen year supply agreement (commencing in 1997) to provide a long-term supply of ethylene, a raw material, and minimize price volatility. The purchase price for product varies with the supplier's raw material and variable costs, which are market-driven, as well as its fixed processing costs. The Partnership evaluates all such contracts on the basis of whether committed costs are expected to be realized in light of current and expected selling prices when the commodities are consumed in manufacturing products.

  Foreign Exchange and Equity Risk - The Partnership is not exposed to significant foreign exchange or equity market risk.


Forward-Looking Statements

  Certain statements in this Form 10-K are forward-looking. These can be identified by the use of forward-looking words or phrases such as "believe", "expect", "may" and "potential", among others and include statements regarding the business outlook for the Operating Partnership and its ability to fund its cash needs. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. While these forward-looking statements are based on the Partnership's reasonable current expectations, a variety of risks uncertainties and other factors, including many which are outside the control of the Partnership, could cause the Partnership's actual results to differ materially from the anticipated results or expectations expressed in such forward-looking statements. The risks, uncertainties and other factors that may affect the operations, performance, development and results of the Partnership include changes in the demand for and pricing of its commodity products, changes in industry production capacity, changes in the supply of and costs of its significant raw materials, and changes in applicable environmental, health and safety laws and regulations.


Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------

                                                                 Sequential
Index to Financial Statements                                       Page
-----------------------------                                    ----------

 Report of Independent Accountants                                       48
 Consolidated Statements of Operations for the years
  ended December 31 1999, 1998 and 1997                                  49
 Consolidated Statements of Cash Flows for the years
  ended December 31, 1999, 1998 and 1997                                 50
 Consolidated Balance Sheets as of December 31, 1999
  and 1998                                                               51
 Consolidated Statements of Changes in Partners'
  Capital for the years ended December 31, 1999,
  1998 and 1997                                                          52
 Notes to Consolidated Financial Statements                              53

Selected Quarterly Financial Data (Unaudited)
---------------------------------------------
  (in thousands except per Unit data, which is net of 1% General Partner interest)

                                    1999 Quarters
                     ------------------------------------------
                       First     Second      Third     Fourth
                     ---------  ---------  ---------  ---------
Revenues             $115,434   $127,206   $153,282   $158,261
Gross Profit            7,545      3,582      5,898     16,587
Net (Loss)             (5,691)    (8,778)    (7,340)    (2,182)
Net (Loss)
 per Unit - basic
 and diluted            (0.15)     (0.24)     (0.20)     (0.06)

                                   1998 Quarters
                     ------------------------------------------
                       First     Second      Third      Fourth
                     ---------  ---------  ---------  ---------
Revenues             $153,511   $146,312   $119,022   $116,681
Gross Profit            3,715      4,367      2,329      3,038
Net (Loss)             (8,324)    (7,821)    (8,905)   (15,558)
Net (Loss)
 per Unit - basic
 and diluted            (0.22)     (0.21)     (0.24)     (0.42)


Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
 Financial Disclosure
 --------------------

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

Management Organization - Joseph M. Saggese was Chairman, President and Chief Executive Officer of BCPM for the 1999 fiscal year. He retired, effective January 25, 2000, and was succeeded by William H. Carter as Chairman, acting President and Chief Executive Officer. Wayne P. Leonard, as Executive Vice President and Chief Operating Officer of BCPM, reports directly to Mr. Carter, and is responsible for the Partnership's marketing and manufacturing operations.

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

As sole stockholder of BCPM, Borden elects directors of BCPM on an annual basis. Set forth below is certain information concerning the Directors and Executive Officers of BCPM as of December 31, 1999. Their terms of office extend to the next annual meeting of BCMP or until their earlier resignation or replacement.

                                                                                      Served in
                                                                   Age on              Present
                                  Position and Office              Dec. 31,            Position
          Name                    with General Partner             1999                Since
--------------------         ----------------------------          --------           --------
Joseph M. Saggese            Director, Former Chairman,
                             President and Chief Executive
                             Officer                                 68                  1990
William H. Carter            Director, Chairman, Acting              46                  1995
                             President and Chief Executive
                             Officer
George W. Koch               Director                                73                  1987
Edward H. Jennings           Director                                62                  1989
E. Linn Draper, Jr.          Director                                57                  1996
Ronald P. Starkman           Director                                45                  1998
William F. Stoll, Jr.        Director                                51                  1996
Wayne P. Leonard             Executive Vice President,
                             Chief Operating Officer                 56                  1987
Francis J. Proto             Vice President -Chief Financial
                             Officer and Treasurer                   56                  1999
Marshall D. Owens, Jr.       Vice President - Manufacturing          56                  1997

  Joseph M. Saggese was Chairman of the Board of Directors, President and Chief Executive Officer of BCPM from July 1990 to January 25, 2000. He also served as President and Chief Executive Officer of Borden Chemical, Inc., the successor to a major portion of the former Chemicals Division of Borden from January 1996 to January 1999.

  George W. Koch has been a director of BCPM since 1987. He has been Of Counsel, retired, in the law firm of Kirkpatrick & Lockhart since January 1992. Prior to that he was a partner of Kirkpatrick & Lockhart since April 1990.

  Edward H. Jennings has been a director of BCPM since 1989. He is also a professor and President Emeritus of The Ohio State University. He served as president of The Ohio State University from 1981 to 1990. Mr. Jennings is also a director of Lancaster Colony, Inc.

  E. Linn Draper, Jr. has been a director of BCPM since 1996. He is Chairman, President and Chief Executive Officer of American Electric Power Company, Inc. and American Electric Power Service Corporation, positions he has held since 1992. Dr. Draper is also a Director of CellNet Data Systems, Inc.

  William H. Carter, Chairman, Acting President and Chief Executive Officer, has been a director of BCPM since 1995. He was named Chairman of the Board of Directors, Acting President and Chief Executive Officer in January 2000. He is also Executive Vice President and Chief Financial Officer of Borden, a position he has held since April 1995. Prior to joining Borden, he was a partner of Price Waterhouse LLP, a position he held since 1986. He is also a Director of AEP Industries, Inc.

  Ronald P. Starkman has been a director of BCPM since 1998. He is Senior Vice President and Treasurer of Borden, Inc., a position he has held since November 1995. Prior to that, he was Senior Managing Director of Claremont Capital Group, Inc. from December 1994 to November 1995.

  William F. Stoll, Jr. has been a director of BCPM in 1996. He is Senior Vice President and General Counsel of Borden, Inc., a position he has held since July 1996. Prior to joining Borden, he was Vice President and Deputy General Counsel of Westinghouse Electric Corporation, a position he held since January 1993. He is also a Director of AEP Industries, Inc.

  Wayne P. Leonard has been Executive Vice President of BCPM since 1995 and was named Chief Operating Officer of BCPM in July 1997. During 1993 and 1994, Mr. Leonard served as Vice President of Manufacturing of BCPM.

  Francis J. Proto is Chief Financial Officer and Treasurer of BCPM, positions he has held since May, 1999. Prior to that he served in various senior finance and management roles for Borden, Inc. since 1974.

  Marshall D. Owens, Jr. is Vice President of Manufacturing for BCPM, a position he has held since October 1997. Prior thereto, he served as Director of Manufacturing since 1993.


    Section 16(a) Beneficial Ownership Reporting Compliance
    --------------------------------------------------------

      No Disclosure Required

Item 11.  Executive Compensation
--------  ----------------------

   The Partnership has no directors or officers. The directors and officers of BCPM receive no direct compensation from the Partnership for services to the Partnership. The Partnership reimburses BCPM for all direct and indirect costs incurred in managing the Partnership.

  The following table sets forth all cash compensation paid and accrued by Borden or BCPM and reimbursed by the Partnership for services rendered during the three years ended December 31, 1999 by each of the Chief Executive Officer and the three other executive officers of BCPM whose remuneration exceeded $100,000 (the "Named Executives").

                           Summary Compensation Table

                                                                                    Long Term
                                                 Annual Compensation               Compensation
                                    ------------------------------------------
                                                                                      Awards
                                                                                   ------------
                                                                                    Securities
                                                                                    Underlying
Name and Principal                                    Salary            Bonus       Options/SARs
Position                            Year                 ($)              ($)          (#)
-------------------------------------------------------------------------------------------------
Joseph M. Saggese                   1997              $123,677\(b)\     $      0         6,500
Former Chairman, President
And Chief Executive                 1998               100,000\(b)\            0         7,000
Officer                             1999               510,000           512,710        14,000

Wayne P. Leonard
 Executive Vice Pres.               1997               200,666                 0         6,000
 Chief Operating Officer            1998               227,108            52,272         6,500
                                    1999               242,000           278,285        13,000

Francis J. Proto                    1999               137,180           128,864         8,000
 Chief Financial Officer
 and Treasurer

Marshall D. Owens, Jr.              1997               142,320                 0         3,000
 Vice President -                   1998               165,285            25,728         4,000
 Manufacturing                      1999               172,425           160,474         8,000

  \(a)\ Represents miscellaneous compensation such as executive perquisites and relocation allowances/reimbursements.

  \(b)\ Represents approximate amount of reimbursement paid to Borden by the Partnership in consideration for services provided by Mr. Saggese to the Partnership. Mr. Saggese received compensation in excess of the amounts indicated from Borden in consideration for services provided by him to Borden
for which the Partnership did not reimburse Borden.   Prior to 1999, the
Partnership only reimbursed Borden for a portion of the total compensation paid by Borden to Mr. Saggese in consideration for his services as President and Chief Executive Officer of BCPM. Effective January 1, 1999, Mr. Saggese provided services exclusively to the Partnership and, accordingly, the Partnership reimbursed Borden for his entire compensation. Mr. Saggese received aggregate salary from Borden of $496,461 and $476,667 for the years 1998 and 1997, respectively. Additionally for those years, Mr. Saggese received certain bonuses and other compensation in consideration for his services rendered to Borden for which the Partnership did not have any reimbursement obligations.

  The Board of Directors of BCPM has approved a long-term incentive plan for management and employees of BCPM (and employees of Borden who provide support to or perform services for BCPM). The plan is intended to provide incentives to the management and employees of BCPM (and such employees of Borden) to enhance the market value of the Units. Under the plan, awards of "phantom" appreciation rights in the Company are made to selected BCPM or Borden officers or employees on the basis of or in relation to services performed, directly or indirectly, for the benefit of the Company. Subject to certain restrictions, such grantees would be entitled to exercise all or any portion of the phantom appreciation rights granted to them. Upon exercise of any such rights, the grantee would be entitled to receive from BCPM or Borden, an amount in cash calculated to award the grantee for any actual appreciation in the market value of the Units in the Company and actual cash distributions made by the Company in respect of the Units. The benefits under the plan may be in addition to, and not in lieu of, the benefits provided to management and employees of BCPM (and such employees of Borden) under existing plans or employee benefit arrangements. BCPM (or Borden, on behalf of BCPM) will be reimbursed by the Company for all payments made or expenses incurred by BCPM (or Borden, on behalf of BCPM) under the plan. Under the plan, an initial grant of approximately 61,500 phantom appreciation rights was made during 1995; additional grants of 89,000, 96,500, and 188,000 phantom appreciation rights were made during 1997, 1998, and 1999 respectively.

  The following table sets forth information concerning individual grants of stock options and free standing unit appreciation rights ("UARs") made during 1999 to each of the Named Executives.

                    Option/UAR(a) Grants in Last Fiscal Year
                    ----------------------------------------

                                                                                   Potential Realizable
                                                                                     Value at Assumed
                                                                                   Annual Rates of Stock
                                                                                     Price Appreciation
                                          Individual Grants                         For Option Term (a)
                         -----------------------------------------------------     --------------------
                          Number Of      Percent Of
                          Securities    Total Option
                          Underlying    SARs Granted    Exercise Or
                         Option/SARs    To Employees    Base price   Expiration
        Name              Granted (#)   In Fiscal Year    ($/Sh)       Date         5%($)      10%($)
-----------------------  -----------   --------------  -----------   ----------    -------    --------
Saggese, J. M.                14,000          7.4         7.8125     20-Apr-06     $44,527    $103,766

Leonard, W. P.                13,500          6.9         7.8125     20-Apr-06      42,936     100,060

Owens, M. D.                   8,000          4.3         7.8125     20-Apr-06      25,444      59,295

Proto, F. J.                   8,000          4.3         7.8125     20-Apr-06      25,444      59,295

  (a) UARs are unit appreciation rights which, (i) in the event the Fair Market Value of one Unit equals or exceeds the Base Price of such UAR at the time of exercise of such UAR, entitles the holder thereof to receive, upon exercise of such UAR, cash in an amount equal to the excess of the Fair Market Value of one Unit on the date of exercise over the exercise price of such UAR and (ii) in the event the Fair Market Value of one Unit is less than the exercise price of such UAR, upon exercise of such UAR, reduces the cash payable due to the exercise of Phantom Units (as defined in note (b) In connection with the exercise of such UAR by an amount equal to the difference between such Fair Market Value and such exercise price; the "Fair Market Value" means the average of the high and low transaction prices of a Unit as reported on the NYSE Composite Transactions on such date.

 The UAR's vest 50% after two years, with the balance vesting after three years.

    The following table provides information on UAR exercised during 1999 by the named Executive Officers and the value of their unexercised UAR's and phantom units at December 31, 1999.

              Aggregated Options/SAR Exercises in Last Fiscal Year
              ----------------------------------------------------
                     and Fiscal Year-End Options/SAR Values
                     --------------------------------------

                                                              Number of Securities
                           Shares          Underlying            Unexercised                         Value of Unexercised
                         Acquired on         Value              Options/UARs At                    In-the-Money Options/UARs
                          Exercise          Realized           Fiscal Year-end (#)                   At Fiscal Year-End ($)
Name                        (#)              ($)       Exercisable/(1)/    Unexercisable/(1)/   Exercisable         Unexercisable
-----------------------------------------------------------------------------------------------------------------------------------
J. M. Saggese               0                    0         10,811               24,526              (2)                  (2)

W. P. Leonard               0                    0         17,562               22,755              (2)                  (2)

M. D. Owens, Jr.            0                    0          7,390               13,627              (2)                  (2)

F. J. Proto                 0                    0              0                8,000              (2)                  (2)

/(1)/ Includes UARs and phantom units.
/(2)/ Based on a December 31, 1999 stock price of $4.8125, none of the UARs were in-the-money.

Pension Plan

  The executive officers named above are employees of Borden and participate in Borden's pension plans. The Borden Employees Retirement Income Plan ("ERIP") for salaried employees was amended as of January 1, 1987, to provide benefit credits of 3% of earnings which are less than the Social Security wage base for the year plus 6% of earnings in excess of the wage base. Earnings include annual incentive awards paid currently but exclude any long-term incentive awards. Benefits for service through December 31, 1986 are based on the plan formula then in effect and have been converted to opening balances under the plan. Both opening balances and benefit credits receive interest credits at one-year Treasury bill rates until the participant commences receiving benefit payments. For 1999, the interest rate was 4.536%. Benefits vest after completion of five years of employment for employees hired on or after July 1, 1990.

  Borden's supplemental pension plan provides for a grandfathering of benefits for certain key employees as of January 1, 1983, including certain executive officers, that, generally speaking, provide for the payment of any shortfall if the sum of (a) the pension actually payable on retirement under the ERIP (and any excess of supplemental plans), together with (b) the amount (converted to a pension equivalent) attributable to Borden contributions that would be standing to the employee's credit at retirement under Borden's Retirement Savings Plan if the employee had contributed at the maximum permitted rate eligible for Company matching from December 31, 1983 until retirement, does not equal or exceed the sum of (c) the retirement income calculated on the basis of the December 31, 1982, ERIP pension formula (with certain adjustments), and (d) the amount (converted to a pension equivalent) attributable to company contributions (equal to 3.3% of compensation) that would be standing to the employee's credit at retirement had the Borden's Retirement Savings Plan as in effect on January 1, 1983, been in effect continuously to retirement. The projected pension figure for J.M. Saggese appearing at the end of this section includes the effect of the foregoing grandfathering.

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

  The total projected annual benefits payable under the formulas of the ERIP at age 65 without regard to the Section 415 or 401(a)(17) limits and recognizing supplemental pensions as described above, are as follows for the above Named Executive Officers: J. M. Saggese - $354,631, (as of December 31, 1999) W. P. Leonard - $54,687, M. D. Owens, Jr. - $33,744, and F. J. Proto - $12,665.

Compensation Committee Interlocks and Insider Participation

  W. H. Carter, Chairman, Acting President and Chief Executive Officer and W. P. Leonard, Executive Vice President and Chief Operating Officer, participate in deliberations concerning executive officer compensation.

  During 1999 the three independent directors of BCPM received a retainer of $15,000 per year plus a fee of $1,000 for each BCPM Board meeting attended. The Board functions in part through its Independent Audit Committee. The three non-employee members of this committee are paid a meeting fee of $700 for each committee meeting attended. The committee chairman is also paid an additional $100 for each committee meeting attended in that capacity. During 1999, the Board met four times, the Independent Committee met four times, and the Independent and Audit Committees met jointly four times.


Employment Contracts, Termination of Employment and Changes-in-Control Arrangements

No disclosure required.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

  Since the Partnership is managed by its General Partner and has no Board of Directors, there are no "voting securities" of the Partnership outstanding within the meaning of Item 403(a) of Regulation S-K and Rule 12b-2 under the Securities Exchange Act of 1934. Based soley on a Form 13-D and amendments thereto filed with the SEC and delivered to the Partnership (the "Form 13-D), the partnership understands that as of November 22, 1999, the following individuals and entities (collectively, the "Holders") owned approximately 3,671,000 common units or 9.99% of all outstanding units.


Name of Beneficial Owner        Number of Common Units    Percentage of Class
------------------------        ----------------------    -------------------

Marc H. Kozberg/1/                     *351,000                1.0%
Bruce E. Hendry/1/                    1,581,300                4.3%
Dr. Demetre Nicoloff/1/                *478,900                1.3%
G. James Spinner/1/                    *328,000                0.9%
Robert H. Paymar/1/                    *378,000                1.0%
Stanley I. Barenbaum/1/                *308,000                0.8%
SCA Management Partners, L.L.P./1/     *278,000                2.6%
James A. Potter/1/                     *344,000                0.9%
Summit Capital Appreciation
     Fund LP/1/                         278,000                0.8%
Curtis L. Carlson Foundation/2/          71,300                0.2%
NAFCO Insurance Company
     Ltd. Of Bermuda/1/                  71,400                0.2%
Revocable Trust of Glen D. Nelson/1/     50,000                0.1%
Curtis L. Carlson Octagon Trust/1/       42,300                0.1%
Scott C. Gage/1/                         15,000            (**)0.1%
Richard C. Gage/1/                       10,000            (**)0.1%
Revocable Trust of Diana Nelson/1/        5,000           *(**)0.1%
Geoffrey C. Gage/1/                       5,000           *(**)0.1%
Wendy M. Nelson/1/                       10,000            (**)0.1%
Jennifer L. Nelson Trust/1/               7,500           *(**)0.1%
Juliet A. Nelson Trust/1/                 7,000           *(**)0.1%
Revocable Trust of Edwin C. Gage/1/      12,500            (**)0.1%
Revocable Trust of Barbara C. Gage/1/    12,500            (**)0.1%
BCU Investments, L.L.C./3/              972,400                2.6%
Nanser J. Kazeminy/3/                  #972,400                2.2%

(**) represents less than

*  Included 278,000 Common Units owned by Summit Capital Appreciation Fund LP.

#  Includes 972,400 Common Units owned by BCU Investments, L.L.C.

/1/ According to the Form 13-D, the business address for the members of the Group is Dougherty Summit Securities LLC, 90 South Seventy Street, Suite 4000.

/2/ According to the Form 13-D, the business address for these members of the Group is 701 Carlson Parkway, Minneapolis, MN 55459-8215.

/3/ According to the Form 13-D, the business address for these members of the Group is c/o BCU Investments, L.L.C., 7803 Glenroy Road, Bloomington, MN, 55459-8215.

Securities Ownership of Management
----------------------------------

  The following table shows for (i) each director, (ii) each Named Executive Officer and (iii) all directors and executive officers as a group, the beneficial ownership of Units as of December 31, 1999.

Name of Beneficial Owner                     Units     Percent of Units Held
--------------------------------------       ------    ---------------------

Joseph M. Saggese                            20,000             *
George W. Koch                               20,700             *
Edward H. Jennings                            1,000             *
William H. Carter                             1,000             *
Ronald P. Starkman                            6,000             *
E. Linn Draper, Jr.                               0             *
William F. Stoll, Jr.                             0             *
Wayne P. Leonard                             25,000             *
Marshall D. Owens, Jr.                           30             *
Francis J. Proto                                  0
                                             ------
All directors and executive officers
 as a group                                  73,730             *

*   Represents less than 1% of the outstanding units.


Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

  The Partnership is managed by BCPM pursuant to the Partnership Agreement. Under the Partnership Agreement BCPM is entitled to reimbursement of certain costs of managing the Partnership. These costs include compensation and benefits payable to officers and employees of BCPM, payroll taxes, general and administrative costs and legal and professional fees. Note 3 of Notes in Consolidated Financial Statements of the Partnership contained on pages 47-63 of this Form 10-K Annual Report contains information regarding relationships and related transactions.

  As described in Item 1, "Purchasing and Processing Agreements", the Partnership sells various products to Borden Chemical, Inc. under certain purchase agreements and processing agreements. Messrs. Carter, and Stoll, Jr., who are directors of BCPM, are also directors of Borden Chemicals, Inc.

  Mr. Koch is Of Counsel, retired, with Kirkpatrick & Lockhart, a law firm which represents the Partnership and its affiliates, Borden and Borden Chemical, Inc., in connection with environmental, insurance, and other matters. The Partnership believes that the terms of such services are on terms no less favorable to the Partnership and its affiliates than if such services were procured from any other law firm competent to handle the same matters.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
--------  ----------------------------------------------------
      on Form 8-K
      -----------

(a)   1.  Financial Statements
          --------------------

          a. The Consolidated Financial Statements, together with the report thereon of PriceWaterhouseCoopers LLP dated January 25, 2000 are contained on pages 48 through 63 of this Form 10-K Annual Report.

      2.  Financial Statement Schedules
          -----------------------------

          None required.

      3.  Exhibits
          --------

        2.1/(1)/ Asset Transfer Agreement dated as of August 12, 1994 and amended as of January 10, 1995, and March 16, 1995, between the Borden Chemicals and Plastics Operating Limited Partnership (the "Operating Partnership") and Occidental Chemical Corporation ("OxyChem") and the forms of VCM Supply Agreement and PVC Tolling Agreement annexed thereto

        3.0/(2)/    Restated Certificate of Incorporation of BCPM

        3.2/(3)/    By-laws of BCPM

        3.3/(4)/ Amended and Restated Certificate of Limited Partnership of the Partnership

        3.4/(4)/ Amended and Restated Certificate of Limited Partnership of the Operating Partnership

        3.5/(4)/ Amended and Restated Agreement of Limited Partnership of the Partnership dated as of December 15, 1988

        3.6/(5)/ First Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership dated as of April 9, 1997.

        3.7/(6)/ Second Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership dated August 14, 1997.

        3.8/(7)/ Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of November 30, 1987

        4.1/(8)/    Form of Depository Receipt for Common Units

        4.2/(9)/ Indenture dated as of May 1, 1995 of 9.5% Notes due 2005 between the Operating Partnership and The Chase Manhattan Bank (National Association), as Trustee

       4.3/(5)/ Rights Agreement between the Partnership and Harris Trust and Savings Bank, as Rights Agent, dated as of April 8, 1997.

       4.4/(6)/ First Amendment to Rights Agreement between the Partnership and Harris Trust and Savings Bank, as Rights Agent, dated as of August 14, 1997.

       10.1 Revolving Credit Agreement, dated December 23, 1998, between the Operating Partnership and the Chase Manhattan Bank, as Agent and as a lender, and other lenders.

       10.5/(7)/    Service Agreement, dated as of November 30, 1987, between
                    Borden and the Operating Partnership

       10.6/(7)/    Intercompany Agreement, dated as of November 30, 1987, among
                    Borden, BCPM, the Partnership and the Operating Partnership

       10.7/(4)/    Borden and BCPM Covenant Agreement, dated as of December 15,
                    1988, among Borden and the Partnership

       10.10/(7)/   Ammonia Purchase Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership

       10.10.1/(4)/ Amendment Agreement No. 1 to Ammonia Purchase Agreement,
                    dated as of December 15, 1988, between Borden and the Operating Partnership

       10.11/(7)/   Urea Purchase Agreement, dated as of November 30, 1987,
                    between Borden and the Operating Partnership

       10.11.1/(4)/ Amendment Agreement No. 1 to Urea Purchase Agreement, dated as of December 15, 1988, between Borden and the Operating Partnership

       10.12/(7)/   Methanol Purchase Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership

       10.12.1/(4)/ Amendment Agreement No. 1 to Methanol Purchase Agreement,
                    dated as of December 15, 1988, between Borden and the Operating Partnership

       10.12.2 Option Agreement, dated as of December 23, 1998, between Borden Chemical, Inc. and the Operating Partnership

       10.12.3 Amendment to Methanol Purchase Agreement, dated as of January 26, 2000, between Borden Chemical, Inc. and the Operating Partnership

       10.13/(7)/   Formaldehyde Processing Agreement, dated as of November 30,
                    1987, between Borden and the Operating

                    Partnership

       10.13.1/(4)/ Amendment Agreement No. 1 to Formaldehyde Processing
                    Agreement, dated as of December 15, 1988 between Borden and the Operating Partnership

       10.14/(7)/   Urea-Formaldehyde Concentrate Processing Agreement, dated as of November 30, 1987, between Borden and the Operating
                    Partnership

       10.14.1/(4)/ Amendment Agreement No. 1 to Urea-Formaldehyde Concentrate
                    Processing Agreement, dated as of December 15, 1988, between Borden and the Operating Partnership

       10.15/(7)/   Use of Name and Trademark License Agreement, dated as of
                    November 30, 1987, among Borden, the Partnership and the
                    Operating Partnership

       10.16/(7)/   Patent and Know-how Agreement, dated November 30, 1987,
                    among Borden, the Partnership and the Operating Partnership

       10.17/(7)/   Environmental Indemnity Agreement, dated as of November 30,
                    1987, among the Partnership, the Operating Partnership and Borden

       10.18/(7)/   Lease Agreement, dated as of November 30, 1987, between the
                    Operating Partnership and Borden

       10.21/(3)/   Restructuring Agreement, dated as of December 9, 1980, among
                    Borden, Uniroyal Chemical Company, Inc. (as successor to
                    Uniroyal, Inc.) and Monochem, Inc.

       10.22/(3)/   Amendment to Restructuring Agreement, dated as of December
                    31, 1981, among Borden, Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.) and Monochem, Inc.

       10.23/(3)/   Restated Basic Agreement, dated as of January 1, 1982,
                    between Borden and Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.)

       10.24/(3)/   Restated Operating Agreement, dated as of January 1, 1982, among Borden, Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.) and Monochem, Inc.

       10.25/(3)/   Restated Agreement to Amend Operating Agreement, dated as of
                    January 1, 1983, among Borden, Uniroyal Chemical Company,
                    Inc. (as successor to Uniroyal, Inc.) and Monochem, Inc.

       10.34/(3)/   Operating Agreement, dated December 14, 1984 among Borden,
                    BASF, Liquid Air Corporation ("LAC") and LAI Properties,
                    Inc. ("LAI")

       10.35/(3)/   Amendment No. 1 to Operating Agreement, dated October 2,
                    1985, among Borden, BASF, LAC and LAI

       10.36/(4)/   Amendment No. 2 to the Operating Agreement, dated February
                    11, 1988, among Borden, the Operating Partnership, BASF, LAC and LAI

       10.37/(3)/   Second Operating Agreement, dated October 2, 1985, among
                    Borden, BASF, LAC and LAI

       10.38/(4)/   Restated Second Operating Agreement, dated February 11, 1988 among Borden, the Operating Partnership, BASF, LAC and LAI

       10.41/(7)/   Railroad Car Master Sublease Agreement, dated as of November
                    30, 1987, between Borden and the Operating Partnership, relating to ACF Industries, Incorporated Master Service
                    Contract

       10.42/(7)/   Railroad Car Master Sublease Agreement, dated as of November
                    30, 1987, between Borden and the Operating Partnership, relating to Pullman Leasing Company Lease of Railroad
                    Equipment

       10.43/(7)/   Railroad Car Master Sublease Agreement, dated as of November
                    30, 1987, between Borden and the Operating Partnership, relating to Union Tank Car Company Service Agreement

       10.44/(7)/   Railroad Car Master Sublease Agreement, dated as of November
                    30, 1987, between Borden and the Operating Partnership, relating to General Electric Railroad Service Corporation
                    Car Leasing Agreement

       10.45/(7)/   Railroad Car Master Sublease Agreement, dated as of November
                    30, 1987, between Borden and the Operating Partnership, relating to General American Transportation Corporation Tank
                    Car Service Contract

       10.46/(7)/   Railroad Car Sublease Agreement, dated as of November 30,
                    1987, between Borden and the Operating Partnership, relating to EHF Leasing Corporation Railroad Equipment Lease

       10.47/(7)/   Railroad Car Sublease Agreement, dated as of November 30,
                    1987, between Borden and the Operating Partnership, relating to Bank of New York Lease of Railroad Equipment (as amended)

       10.48/(3)/   Form of Rail Service Agreement between Borden and the
                    Operating Partnership

       10.49/(10)/  Form of Letter Agreement with Directors

       10.50/(7)/   Illiopolis Indemnity Agreement

       10.51/(7)/   1995 Long-Term Incentive Plan

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

                                        BORDEN CHEMICALS AND PLASTICS
                                         LIMITED PARTNERSHIP
                                         By BCP Management, Inc.,
                                         General Partner

                                     By /s/ Francis J. Proto
                                        ------------------------
                                         Francis J. Proto
                                         Chief Financial Officer and
                                         Treasurer


Date:  March 26, 2000

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with BCP Management, Inc., General Partner) indicated, on the date set forth above.

     Signature                                   Title
     ---------                                   -----


/s/ William H. Carter              Director, Chairman, Acting
----------------------------
    William H. Carter              President and Chief Executive Officer


____________________________       Director
    E. Linn Draper, Jr.


____________________________       Director
    Edward H. Jennings


____________________________       Director
    George W. Koch


____________________________       Director
    Joseph M. Saggese


____________________________       Director
    Ronald P. Starkman


____________________________       Director
    William F. Stoll, Jr.

                       REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS OF BORDEN CHEMICALS
AND PLASTICS LIMITED PARTNERSHIP



     In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(i) on page 42 present fairly, in all material respects, the financial position of Borden Chemicals and Plastics Limited Partnership and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Columbus, Ohio
January 25, 2000

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per Unit data)

                                                     Year Ended December 31,
                                                  ------------------------------
                                                    1999       1998       1997
                                                  --------   --------   --------
Revenues
   Net trade sales                                 473,966   $453,589   $602,907
   Net sales to related parties                     80,217     81,938    134,222
                                                  --------   --------   --------
   Total revenues                                  554,183    535,527    737,129
                                                  --------   --------   --------
Expenses
   Cost of goods sold
    Trade                                          437,379    440,191    562,159
    Related parties                                 83,192     80,887    119,825
   Marketing, general & administrative expense      28,802     24,341     24,622
   Interest expense                                 23,612     23,084     20,898
   General Partner incentive                             0          0        794
   Tax on gross income                               2,673      6,802          0

   Equity in loss of affiliate                         905      1,683        186
   Other expense (income), including
    minority interest                                1,611       (854)     3,048
                                                  --------   --------   --------

   Total expenses                                  578,174    576,134    731,532
                                                  --------   --------   --------

Net (loss) income                                  (23,991)   (40,607)     5,597
   Less 1% General Partner interest                    240        406        (56)
                                                  --------   --------   --------
Net (loss) income applicable to Limited
  Partners' interest                              $(23,751)  $(40,201)  $  5,541
                                                  ========   ========   ========

Net (loss) income per Unit - basic
 and diluted                                      $  (0.65)  $  (1.09)  $   0.15
                                                  ========   ========   ========

Average number of Units outstanding
  during the year                                 $ 36,750     36,750     36,750
                                                  ========   ========   ========

Cash distributions declared per Unit              $   0.00   $   0.00   $   0.83
                                                  ========   ========   ========

See notes to consolidated financial statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                          Year Ended December 31,
                                              ----------------------------------------------
                                                    1999           1998           1997
                                              ----------------------------------------------
Cash Flows from Operations

  Net (loss) income                             ($23,991)      ($40,607)       $  5,597
  Adjustments to reconcile net (loss)
    income to net cash provided by operating
    activities:
       Depreciation                               36,514         33,369          48,569
       Amortization                                1,428            804           1,191
       Deferred tax on gross margin                  840          5,800
  Increase (decrease) in cash from changes
   in certain assets and liabilities:
  Accounts receivable                            (20,120)        23,923             596
  Inventories                                    (22,981)        14,449             961
  Accounts and drafts payable                     24,633        (15,118)         (4,810)
  Accrued interest                                   219            (19)             24
  Other, net                                       4,957        (11,662)         (5,120)
                                                --------       --------        --------
                                                   1,499         10,939          47,008
                                                --------       --------        --------

Cash Flows From Investing Activities

  Capital expenditures                           (18,328)       (31,788)        (19,426)
  Proceeds from sale of equipment                  3,297
  Capital contribution to affiliate                 (812)        (1,064)           (102)
                                                --------       --------        --------
                                                 (15,843)       (32,852)        (19,528)
                                               ---------       --------        --------

Cash Flows from Financing Activities

  Proceeds from long-term borrowings              33,800         53,700          25,000
  Repayments of long-term borrowings             (22,400)       (26,900)
  Net repayments of short-term borrowings                                       (25,000)
  Cash distributions paid                                        (3,712)        (30,819)
                                               ---------       --------        --------
                                                  11,400         23,088         (30,819)
                                               ---------       --------        --------

(Decrease) increase in cash and equivalents      ( 2,944)         1,175          (3,339)
                                               ---------       --------        --------

Cash and equivalents at beginning of period        8,703           7,528          10,867

Cash and equivalents at end of year            $   5,759        $  8,703        $  7,528
                                               =========        ========        ========

---------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
  Interest paid during the year                $ 23,393        $ 23,103        $ 20,874
  Gross margin taxes paid during the year      $  1,348
---------------------------------------------------------------------------------------


See notes to consolidated financial statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP


                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                December 31, December 31,
                                                   1999         1998
                                                ------------ ------------
ASSETS

Cash and equivalents                            $    5,759   $    8,703
Accounts receivable (less allowance for
 doubtful accounts of $456 and $672,
 respectively)
   Trade                                            75,794       57,909
   Related parties                                  14,862       12,627
Inventories
   Finished and in process goods                    36,041       21,978
   Raw materials and supplies                       15,492        6,574
Other current assets                                 4,443        2,694
                                                ----------   ----------
  Total current assets                             152,391      110,485
                                                ----------   ----------

Investments in and advances to
 affiliated companies                                8,521        8,442
Other assets                                        50,679       54,469
                                                ----------   ----------
                                                    59,200       62,911
                                                ----------   ----------

Land                                                16,308       16,308
Buildings                                           45,625       45,604
Machinery and equipment                            704,252      690,096
                                                ----------   ----------
                                                   766,185      752,008
   Less accumulated depreciation                  (496,925)    (463,708)
                                                ----------   ----------
                                                $  269,260   $  288,300
                                                ----------   ----------
                                                $  480,851   $  461,696
                                                ==========   ==========

LIABILITIES AND
PARTNERS' CAPITAL

Drafts payable                                  $   17,059   $   11,432
Accounts payable                                    49,458       30,452
Accrued interest                                     3,409        3,190
Other accrued liabilities                           17,084       13,702
                                                ----------   ----------
  Total current liabilities                         87,010       58,776

Long-term debt                                     263,200      251,800
Deferred tax on gross income                         6,640        5,800
Other liabilities                                    4,866        1,949
Minority interest in consolidated subsidiary           655          900
                                                ----------   ----------
   Total liabilities                               362,371      319,225
                                                ----------   ----------

Commitments and contingencies (Note 9)

Partners' capital
   Limited Partners                                118,766      142,517
   General Partner                                    (286)         (46)
                                                ----------   ----------
   Total partners' capital                         118,480      142,471
                                                ----------   ----------
    Total liabilities and partners' capital     $  480,851   $  461,696
                                                ==========   ==========

See notes to consolidated financial statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                (In thousands)

                                  Limited    General
                                  Partners   Partner     Total
                                 ----------  --------  ----------
Balances at December 31, 1996    $ 207,680    $  620   $ 208,300
 Net income                          5,541        56       5,597
 Cash distribution declared        (30,503)     (316)    (30,819)
                                 ---------    ------   ---------

Balances at December 31, 1997      182,718       360     183,078
 Net loss                          (40,201)     (406)    (40,607)
                                 ---------    ------   ---------
Balances at December 31, 1998      142,517       (46)    142,471
 Net loss                          (23,751)     (240)    (23,991)
                                 ---------    ------   ---------

Balance at December 31, 1999     $ 118,766    $ (286)  $ 118,480
                                 =========    ======   =========


See notes to consolidated financial statements.

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
               -------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                 (In thousands except Unit and per Unit data)


1.   Organization and Business

     Borden Chemicals and Plastics Limited Partnership (the "Company" or "Partnership") is a Delaware limited partnership which owns a 98.9899% limited partner interest as sole limited partner in Borden Chemicals and Plastics Operating Limited Partnership (the "Operating Partnership"). BCP Management, Inc. ("BCPM"), a wholly-owned subsidiary of Borden, Inc. ("Borden"), owns a 1% interest as the sole general partner in the Partnership and a 1.0101% interest as the sole general partner ("General Partner") in the Operating Partnership, resulting in an aggregate 2% ownership interest in the partnerships. The General Partner's interest in the Operating Partnership is reflected as minority interest in the accompanying consolidated financial statements.

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

     Cash Equivalents - The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included in cash and equivalents are time deposits of $2,000 and $2,000 at December 31, 1999 and 1998, respectively.

     Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the average cost and first-in, first-out methods.

     Investments in and advances to affiliated companies - The Partnership owns 50% of a utility station and of an acetylene plant (Note 9) located at the Geismar complex. Utilities provided and acetylene consumed are allocated to the owners at cost. The Partnership's allocated costs are included in cost of goods sold.

     The Partnership owns a 51% partner interest in another partnership engaged in manufacturing and marketing vinyl esters. Due to the significance of the rights held by the minority partner, the Partnership's interest in this partnership is accounted for using the equity method.

     Other Assets and Liabilities - Debt issuance costs are capitalized and are amortized over the term of the associated debt or credit agreement. Included in other assets are spare parts totaling $22,996 and $22,811 at December 31, 1999 and 1998, respectively. Included in other accrued liabilities are accrued sales discounts of $4,380 and $5,505 at December 31, 1999 and 1998, respectively.

     Property and Equipment - The amount of the purchase price originally allocated by the Partnership at its formation to land, buildings, and machinery and equipment was based upon their relative fair values. Expenditures made subsequent to the formation of the Partnership have been capitalized at cost except that the purchase price for the Addis, Louisiana plant acquired in 1995 has been allocated to properties based upon their relative fair values. Depreciation is recorded on the straight-line basis by charges to costs and expenses at rates based on the estimated useful lives of the properties (average rates for buildings - 4%; machinery and equipment - 8%). Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals totaling $34,768 in 1999, $34,766 in 1998 and $38,937 in 1997 were expensed as incurred.
When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts.

     Long-Lived Asset Impairment - When event or changes in circumstances indicate that assets may be impaired, an evaluation is performed in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

     Environmental Expenditures - Environmental related expenditures associated with current operations are generally expensed as incurred. Expenditures for the assessment and/or remediation of environmental conditions related to past operations are charged to expense; in this connection, a liability is recognized when assessment or remediation effort is probable and the costs are estimable. See also Note 9 for discussion of the Environmental Indemnity Agreement ("EIA") with Borden.

     Income Taxes - Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes". In accordance with this statement, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases, as measured by the expected 3.5% gross income tax rate that will be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized.

     Long-Term Incentive Plan - Under the Long-Term Incentive Plan (the Plan), certain management personnel and employees are awarded phantom appreciation rights. Phantom appreciation rights provide the grantee the opportunity to earn a cash amount equal to the appreciation from the base price to the fair market value of the Partnership's traded units at the time of exercise. The phantom appreciation rights vest 50% after two years, with the balance vesting after three years. Due to declines in the price of the units there was no compensation expense recognized for the phantom appreciation rights during 1999, 1998 or 1997. The plan provides the independent committee of the Board of Directors of the General Partner the discretion to decrease the base price of the phantom appreciation rights in certain events, including changes in ownership or capitalization.

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

     Segment Information - Effective for the year ended December 31, 1998, the Partnership adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the basis for the Partnership's operating segments. SFAS No. 131 also requires disclosures about major customers. See Note 10.

     New Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective in 2001 for the Partnership. The statement requires that all derivatives be recorded in the balance sheet as either assets or liabilities and be measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Partnership is in the process of assessing the impact that SFAS No. 133 will have on the Consolidated Financial Statements.

     The Partnership adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" for its consolidated financial statements for the year ended December 31, 1999.
Internal use software is software that is acquired, internally developed or modified solely to meet the entity's needs and for which, during the software's development or modification, a plan does not exist to market the software externally. According to the SOP, costs incurred to develop the software during the application development stage, upgrades and enhancements that provide additional functionality are to be capitalized. The adoption of SOP 98-1 did not have a significant impact on the Partnership's financial position or results of operations.

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

     Reclassifications - Certain amounts in the financial statements and notes thereto have been reclassified to conform to 1999 classifications.


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

     Prior to July 1, 1997 Borden included the Partnership in its general insurance coverage, including liability and property damage coverage. The Partnership reimbursed Borden for its share of the costs of the general insurance coverage based on calculations made by Borden's Risk Management Department. The Partnership reimbursed Borden $1,252 during 1997. Under its risk retention program, Borden maintained deductibles of $2,500, $1,000 and $1,000 per occurrence for property and related damages at the Geismar, Illiopolis and Addis facilities, respectively, and deductibles ranging from $100 to $2,000 per event for liability insurance.

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

     The employees of BCPM (together with employees providing support to or services for BCPM) operate the Partnership and participate in various Borden benefit plans including pension, retirement savings, postretirement other than pensions, post employment, and health and life insurance. The Partnership has no direct liability for such benefits since the Partnership does not directly employ any of the persons responsible for managing and operating the Partnership, but instead reimburses Borden (on its own or BCPM's behalf) for their services. Charges to the Partnership for such services are actuarially determined where appropriate. The Partnership expenses the full amount of such charges but only reimburses Borden (on its own or BCPM's behalf) for actual benefits paid. The difference between cash payments to Borden (on its own or BCPM's behalf) and expense is accrued on the Partnership's books.

     Prior to January 1, 1998, the Partnership's employees were covered by a group medical insurance plan administered by Borden. Reimbursements made to Borden by the Partnership during 1997 totaled $1,841. Premiums now are determined independently for and are paid by the Partnership directly to the insurance carrier.

     Benefit plan and general insurance expenses paid to Borden, and allocation for usage of resources such as personnel and data processing equipment paid to Borden were $5,622 in 1999, $6,072 in 1998, and $7,099 in 1997. Management
believes the allocation methods used are reasonable. Although no specific analysis has been undertaken, if the Partnership were to directly provide such services and resources at the same cost as Borden, management believes the allocations are indicative of costs that would be incurred on a stand-alone basis.

     The Partnership sells methanol, ammonia, urea and PVC resins to, and processes formaldehyde and urea-formaldehyde concentrate for, Borden and its affiliates at prices which approximate market.

     The Partnership has long-term agreements with Borden which expire in 2002 that require Borden to purchase from the Partnership at least 85% of Borden's requirements for ammonia, urea and methanol and to utilize specified percentages of the Partnership's capacity to process formaldehyde and urea-formaldehyde concentrate.

     On October 11, 1996, Borden sold its packaging division and as a part of the transaction obtained a 34% ownership interest in the acquiring entity. The packaging division had been a significant purchaser of PVC resins. After the acquisition, sales prices remained substantially the same as sales to Borden. Included in related party sales are sales of PVC to the acquiring entity of $25,350 and $18,546 for 1999 and 1998, respectively. Included in related party receivables are amounts due from the acquiring entity for these sales of $3,156 and $2,831 at December 31, 1999 and 1998, respectively. All other related party sales and receivables are with Borden.


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

     The aggregate fair value of the Partnership's outstanding notes was $186,000 at December 31, 1999 and $160,000 at December 31, 1998 as determined by the market trading price for the notes at those dates.

     On December 23, 1998, the Operating Partnership amended its December 22, 1997 revolving credit facility to, among other things, wave certain covenant non-compliance and to amend the covenant ratios for December 1998 and through December 2000. The amended credit facility provides for up to $90,000 under a revolving credit agreement with a group of banks. The amended credit facility expires on December 31, 2000, at which time all amounts outstanding must be repaid. Interest on borrowings under the revolving credit facility are determined, at the Operating Partnership's option, by the selected Eurodollar rate plus a margin (3.75% at December 31, 1999) or the ABR rate plus a margin (2.50% at December 31, 1999). The

ABR rate is the greater of (a) the prime rate (b) the Base CD rate plus 1.00% or
(c) the Federal Funds Effective rate plus .5%. The margins for the Eurodollar rate and the ABR rate are based on the Partnership's public debt rating and the Partnership's consolidated debt to consolidated earnings before income taxes, depreciation and amortization (EBITDA) ratio.

     An annual commitment fee is payable on the unused portion of the amended facility. At December 31, 1999, and 1998, borrowings under the amended facility were $63,200 and $51,800, respectively, and bore interest at $10.41% and 9.00%, respectively, while the commitment fee on the unused portion of the amended facility was .5%.

     The borrowings under the revolving credit facility are collateralized by accounts receivable, inventories and proceeds from accounts receivable and inventories. The fair value of these collateralized assets may not be less than $17,000. The revolving credit facility contains certain covenants, including maintenance of certain coverage ratios and other non-financial covenants. In addition, the Partnership is limited with respect to additional indebtedness, liens, declaration and payment of Partnership dividends and distributions, capital expenditures, and cash management. Capitalized interest was $713, $377 and $0 for 1999, 1998 and 1997, respectively.


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

     Cash distributions are limited by the terms of the Partnership's debt agreements - Note 4.

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

     During fiscal 1999, tax on gross income expense is comprised of current tax expense of $1,833 and deferred tax expense of $840. Respective to 1998 these amounts were $1,002 and $5,800.

     At December 31, 1999, substantially all of the Partnership's deferred tax liability related to property and equipment.


8.   Rights to Purchase Units

     On April 8, 1997, the General Partner declared a distribution of one common unit purchase right (a "Right") for each outstanding common unit of the Partnership and the number of Rights most closely approximating 1/99th of the number of the units outstanding corresponding to the General Partner's interest in the Partnership.

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


9.   Commitments and Contingencies

Purchase Commitments:

     The Partnership has entered into a fifteen year supply agreement for one of its raw materials commencing in 1997 to assure long-term supply and minimize price volatility. The purchase price is based on raw material and variable costs, as well as fixed costs that will vary based on economic indices, changes in taxes or regulatory requirements. The aggregate amount at December 31, 1999 of minimum payments required under the agreement is $38,820 with $4,753 per year of minimum payments required through 2008. The payments are amortized over the life of the contract on a straight line basis. Purchases under the agreement totaled $25,528 in 1999, and $19,633 in 1998.

     The Partnership purchased the unowned balance of its partner's share of certain acetylene production facilities at the Geismar complex on January 1, 2000. The purchase price is $17,176, with $9,000 payable over three years.


Environmental and Legal Proceedings

     On March 11, 1998, the Partnership and the DOJ reached an agreement in principle to resolve the enforcement action brought by the DOJ against the Operating Partnership, the Partnership and the General Partner in October 1994, and the Declaratory Judgement Action brought by the Partnership against the United States. The settlement provides for a program of groundwater and other remediation at the Geismar facility. In light of Borden's obligation under the EIA to pay for the groundwater remediation program, the settlement will not have a material effect on the Partnership's financial position or results of operations.

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

Operating Lease Arrangements

     The Company leases certain railcars under operating leases which expire over the next fifteen years. Generally, management expects that leases will be renewed or replaced by other leases in the normal course of business.

     Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows:

Fiscal Year(s)                                     Amount
  2000                                             $10,388
  2001                                               8,973
  2002                                               7,660
  2003                                               6,772
  2004                                               5,139
  2005 to termination                                8,239
----------------------------------------------------------------
  Total minimum lease payments                     $47,170
----------------------------------------------------------------

     Total rent expense for all operating leases amounted to $9,537 for 1999, $9,403 for 1998 and $10,613 for 1997.

     During 1999, the Partnership utilized a gain of $2,519 on the sale and leaseback of railcars which has been deferred and is being amortized as a reduction of rental expense.


10.  Segment Information

     The Partnership's internal reporting is organized on the basis of products. Each of the following products is considered to be an operating segment of the business: polyvinyl chloride ("PVC"), vinyl chloride monomer ("VCM"), acetylene, methanol, formaldehyde, ammonia and urea. These operating segments have been aggregated into three reportable segments according to the nature and economic characteristics of the products. The segments are (i) PVC Polymers Products, which consist of PVC resins and feedstocks (VCM and acetylene), (ii) Methanol and Derivatives, which consist of methanol and formaldehyde, and (iii) Nitrogen Products, which consist of ammonia and urea.

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies " (Note 2). Segment data excludes intra-segment revenues and purchases. The Partnership evaluates performance of the segments and allocates resources to them based upon gross margin. Gross margin is net of distribution expense. Total assets consist of certain long-lived assets.

     Summarized financial information for each of the reportable segments for the years 1999, 1998 and 1997 is provided in the following table.

---------------------------------------------------------------------------------------------------------------
                                PVC            Methanol
                              Polymers           And            Nitrogen       Reconciling      Consolidated
                              Products        Derivatives       Products        Items /(a)/         Totals
---------------------------------------------------------------------------------------------------------------
1999
Revenues                      $ 403,652       $104,160          $ 46,371             -          $   554,183
Contributing
Margin                        $  44,445       $ (1,047)         $ (9,786)            -          $    33,612

Property and
equipment, net                $ 168,973       $ 23,945          $ 16,655       $ 59,687         $   269,260
Other Assets                  $  25,867       $  6,327          $  4,539       $ 13,946         $    50,679
Depreciation                  $  21,029       $  4,100          $  2,795       $  8,590         $    36,514
---------------------------------------------------------------------------------------------------------------

1998
Revenues                      $ 372,853       $111,308          $ 51,366              -         $   535,527
Contributing
Margins                       $   8,424       $ 10,839          $ (4,814)             -         $    14,449
Property and
equipment, net                $ 180,639       $ 27,163          $ 18,141       $ 62,357         $   288,300
Other Assets                  $  26,725       $  6,336          $  5,151       $ 16,257         $    54,469
Depreciation                  $  19,783       $  4,359          $  2,822       $  6,405         $    33,369
---------------------------------------------------------------------------------------------------------------

1997
Revenues                      $ 486,189       $177,475          $ 73,465              -         $   737,129
Contributing
Margin                        $   4,398       $ 50,243          $    504              -         $    55,145
Property and
equipment, net                $ 180,099       $ 30,852          $ 18,886       $ 60,363         $   290,200
Other Assets                  $  23,447       $  5,151          $  5,193       $ 18,993         $    52,784
Depreciation                  $  23,850       $  9,600          $  8,105       $  7,014         $    48,569
---------------------------------------------------------------------------------------------------------------

(a) Reconciling items relate primarily to common operating assets and the depreciation expense associated with those assets.

     A reconciliation of the total segment consolidated gross margin to total consolidated income before gross income taxes, for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                              1999          1998          1997
                                                              ----          ----          ----
Total Segment Operating Income                           $   33,612      $   14,449     $  55,145
Marketing, General and
  Administrative Expense                                 $  (28,802)     $  (24,341)    $ (24,622)
Interest Expense                                         $  (23,612)     $  (23,084)    $ (20,898)
General Partner Incentive                                         -               -     $    (794)
Other Misc. Income/Expense (Net)                         $   (2,516)     $     (829)    $  (3,234)
Consolidated income/loss before
  Gross income taxes /(b)/                               $  (21,318)     $  (33,805)    $   5,597

/(b)/ As 1998 was the first year that the Partnership was subject to gross income taxes, the amounts for 1997 represent net income.

     Revenues from Borden and affiliates represented $80,217, $81,938 and $134,222 of the Partnership's consolidated revenues for the years ended December 31, 1999, 1998, and 1997, respectively. Borden and its affiliates are customers of all three of the reporting segments.

     Revenues from domestic customers including Borden and affiliates, represented substantially all of this consolidated revenues for the years ended December 31, 1999, 1998 and 1997, respectively. There were no material amount of foreign revenues. All segment assets are domestic.