Form 10-Q
period 2000-03-31
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 2000-05-10
CIK 821202

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000
                                       -
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



                                    ______

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No _____.
                                               ----


                                    ______

     Number of Common Units outstanding as of the close of business on May 5, 2000: 36,750,000.

================================================================================

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per Unit data)

                                                                      Three Months Ended
                                                           ---------------------------------------

                                                                  March 31,           March 31,
                                                                    2000                1999
                                                                  --------            --------
Revenues
  Net trade sales........................................         $158,489            $ 99,824
  Net sales to related parties...........................           22,435              15,610
                                                                  --------            --------

        Total revenues...................................          180,924             115,434
                                                                  --------            --------

Expenses
  Cost of goods sold
        Trade............................................          142,013              91,558
        Related parties..................................           22,121              16,331
  Marketing, general & administrative expense............            7,935               6,161
  Interest expense.......................................            7,463               6,386
  Other expense, including minority
        interest and equity in loss of affiliate.........            1,021                 689
                                                                  --------            --------

             Total expenses..............................          180,553             121,125
                                                                  --------            --------

  Net income (loss)......................................              371              (5,691)
       Less 1% General Partner interest..................               (4)                 57
                                                                  --------            --------
  Net income (loss) applicable to Limited
       Partners' interest................................         $    367            $ (5,634)
                                                                  ========            ========


Per Unit data-basic, net of 1% General Partner interest
  Net income (loss) per Unit.............................         $   0.01            $  (0.15)
                                                                  ========            ========

  Average number of Units outstanding during the period             36,750              36,750
                                                                  ========            ========

  Cash distributions declared per Unit...................         $   0.00            $   0.00
                                                                  ========            ========

See Notes to Consolidated Financial Statements.

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                      Three Months Ended
                                                           ---------------------------------------

                                                                  March 31,           March 31,
                                                                    2000                1999
                                                                  --------            --------
Cash Flows From Operations

Net income (loss).........................................         $   371            $(5,691)

Adjustments to reconcile net loss income to net cash
provided by operating activities:
Depreciation............................................            10,110              8,707
Increase (decrease) in cash from
changes in certain assets and liabilities:
Receivables, net.....................................               (9,122)             2,482
Inventories..........................................                2,597             (1,459)
Payables.............................................               (9,539)            (5,942)
Accrued Interest.....................................                4,527              4,928
Other, net...........................................               (1,546)               672
                                                                   -------            -------
                                                                    (2,602)             3,697
                                                                   -------            -------

Cash Flows Used In Investing Activities
Capital expenditures....................................            (1,046)            (3,913)
Plant acquisition.......................................            (8,177)                 0
                                                                   -------            -------
                                                                    (9,223)            (3,913)
                                                                   -------            -------

Cash Flows Used In Financing Activities
Proceeds from long-term borrowings......................            20,139              1,800
Repayments of long-term borrowings......................            (5,638)            (2,200)
Payment of debt issuance costs..........................            (1,113)                 0
                                                                   -------            -------
                                                                    13,388            (   400)
                                                                   -------            -------

Increase (decrease) in cash and equivalents...............           1,563             (  616)

Cash and equivalents at beginning of period...............           5,759              8,703
                                                                   -------            -------

Cash and equivalents at end of period.....................         $ 7,322            $ 8,087
                                                                   =======            =======

Supplemental Disclosures of Cash Flow Information

Interest paid during the period...........................         $ 2,199            $ 1,101
                                                                   =======            =======

See Notes to Consolidated Financial Statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                (In thousands)

              ASSETS                                                             March 31, 2000       December 31, 1999
              ------                                                             ---------------      ------------------
Cash and equivalents.........................................................       $   7,322             $   5,759
Accounts receivable (less allowance for doubtful accounts
 of $501 and $456, respectively)
  Trade......................................................................          83,933                75,794
  Related parties............................................................          15,845                14,862
Inventories
  Finished and in process goods..............................................          35,693                36,041
  Raw materials and supplies.................................................          13,243                15,492
Other current assets.........................................................           4,323                 4,443
                                                                                    ---------             ---------
  Total current assets.......................................................         160,359               152,391
                                                                                    ---------             ---------

Investments in and advances to affiliated companies..........................           8,332                 8,521
Other assets.................................................................          50,747                50,679
                                                                                    ---------             ---------
                                                                                       59,079                59,200
                                                                                    ---------             ---------

Plant, property and equipment
  Land.......................................................................          16,390                16,308
  Buildings..................................................................          46,019                45,625
  Machinery and equipment....................................................         722,006               704,252
                                                                                    ---------             ---------
                                                                                      784,415               766,185
  Less accumulated depreciation..............................................        (507,035)             (496,925)
                                                                                    ---------             ---------
  Net plant, property and equipment..........................................         277,380               269,260
                                                                                    ---------             ---------

    Total assets.............................................................       $ 496,818             $ 480,851
                                                                                    =========             =========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts and drafts payable..................................................       $  56,978             $  66,517
Accrued interest.............................................................           7,936                 3,409
Other accrued liabilities....................................................          17,912                17,084
                                                                                    ---------             ---------
  Total current liabilities..................................................          82,826                87,010

Long-term debt...............................................................         277,701               263,200
Deferred tax on gross margin.................................................           6,640                 6,640
Other liabilities............................................................          10,142                 4,866
Minority interest in consolidated subsidiary.................................             658                   655
                                                                                    ---------             ---------
  Total liabilities..........................................................         377,967               362,371
                                                                                    ---------             ---------

Partners' capital
  Limited Partners...........................................................         119,133               118,766
  General Partner............................................................            (282)                 (286)
                                                                                    ---------             ---------
     Total partners' capital.................................................         118,851               118,480
                                                                                    ---------             ---------

     Total liabilities and partners' capital.................................       $ 496,818             $ 480,851
                                                                                    =========             =========

See Notes to Consolidated Financial Statements.

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)
                                (In thousands)

                                                              Limited       General
                                                              Partners      Partner       Total
                                                              --------      -------       -----
Balance at December 31, 1998.........................         $142,517       $(  46)    $ 142,471
   Net loss..........................................          ( 5,634)       (  57)     (  5,691)
                                                              --------       ------     ---------
Balance at March 31, 1999............................         $136,883       $( 103)    $ 136,780
                                                              ========       ======     =========


Balance at December 31, 1999.........................         $118,766       $( 286)    $ 118,480
   Net income........................................              367            4           371
                                                              --------       ------     ---------
Balance at March 31, 2000............................         $119,133       $( 282)    $ 118,851
                                                              ========       ======     =========

See Notes to Consolidated Financial Statements.

BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except Unit and per Unit data)

1.   Interim Financial Statements

The accompanying unaudited interim consolidated condensed financial statements of Borden Chemicals and Plastics Limited Partnership (the "Partnership"), and its subsidiary operating partnership Borden Chemicals and Plastics Operating Limited Partnership (the "Operating Partnership") contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of BCP Management, Inc. (the "General Partner") are necessary for a fair statement of the results for the interim periods. Results for the interim periods are not necessarily indicative of the results for the full year.

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

2.   Environmental and Legal Proceedings

Under an Environmental Indemnity Agreement (the "EIA") with Borden, Inc. ("Borden"), Borden has agreed, subject to certain specified limitations, to indemnify the Partnership in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Partnership. The Partnership is responsible for environmental liabilities arising from facts or circumstances that existed and requirements that become effective on or after such date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after such date, Borden and the Partnership will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the assets in question (to the extent relevant). No claims can be made under the EIA after November 30, 2002.

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

The Partnership is subject to legal proceedings and claims which may arise in the ordinary course of business. In the opinion of the management of the Partnership, the amount of the ultimate liability, taking into account its insurance coverage, including its risk retention program and Environmental Indemnity Agreement with Borden, is unlikely to have a material adverse effect on the financial position or results of operations of the Partnership.

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

Financial information for each of the reportable segments for the first quarters of 2000 and 1999 is provided in the following table.

--------------------------------------------------------------------------------
                            PVC         Methanol
                          Polymers        and          Nitrogen     Consolidated
                          Products     Derivatives     Products        Totals
--------------------------------------------------------------------------------
2000
Revenues                  $141,056       $27,531        $12,337       $180,924
Contributing Margin         21,177        (1,929)        (2,458)        16,790

1999
Revenues                  $ 83,125       $19,817        $12,492       $115,434
Contributing Margin          9,097            57         (1,609)         7,545

--------------------------------------------------------------------------------

A reconciliation of the total segment consolidated contributing margin to total consolidated income for the first quarters ended March 31, 2000 and 1999, is as follows:

                                            2000          1999
                                            ----          ----
Total segment contributing margin         $16,790       $ 7,545
Marketing, general and
   Administrative expense                  (7,935)       (6,161)
Interest expense                           (7,463)       (6,386)
Other misc. (expense) income, net          (1,021)         (689)
                                          -------       -------

Consolidated income (loss)                $   371       $(5,691)
                                          =======       =======


4.  Debt

The Operating Partnership entered into a new four-year Credit Agreement (the "Year 2000 Revolving Credit Facility") with Fleet Capital Corporation ("Fleet"), effective March 31, 2000, which provides for a revolving credit facility of up to $100 million subject to borrowing base limitations. The Operating Partnership's obligations under the facility are secured by its accounts receivable, inventory and a lien against certain fixed assets. The Year 2000 Revolving Credit Facility replaced the existing facility and all amounts outstanding under that facility were repaid with borrowings under the Year 2000 Revolving Credit Facility. In addition, the change in control of the General Partner, the Partnership or the Operating Partnership are all events of default under the Year 2000 Revolving Credit Facility.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

Revenues

Total revenues during the first quarter of 2000 increased $65.5 million or 57% to $180.9 million from $115.4 million in the first quarter of 1999. This increase was the result of a $57.9 million increase in PVC Polymers Products revenues, a $7.7 million increase in Methanol and Derivatives revenues and a $0.1 million decrease in Nitrogen Products revenues.

Total revenues for PVC Polymers Products increased $57.9 million as a result of a 55% increase in selling prices, and a 13% increase in sales volumes. Selling prices and volume increases are the result of increased demand in the marketplace.

Total revenues for Methanol and Derivatives increased $7.7 million as a result of a 17% and 19% increase in selling prices and sales volumes, respectively. These results are due to an increase in demand coupled with a number of competitors' plants being idle during the current period.

Total revenues for Nitrogen Products decreased $0.1 million as a result of a 17% increase in sales prices, which was offset by a 20% decrease in volume. Increased prices are due to tightened demand in world markets. This was offset by decreased volume due to an outage in our ammonia plant during the first quarter of 2000.

Cost of Goods Sold

Total cost of goods sold increased $56.2 million to $164.1 million in the current period from $107.9 million in the same period last year. The increase was due to increased sales volumes along with increases in all major raw materials. Expressed as a percent of revenue, cost of goods sold was 91% in the current period versus 93% in the prior year.

PVC Polymers Products contributing margin improved upon prior year's profitability to a profit of $21.2 million from $9.1 million for the same quarter of 1999. This is a result of both an increase in selling prices, and a higher yielding product mix.

Contributing margin of Methanol and Derivatives decreased from a profit of $0.1 million in the first quarter of 1999 to a loss of $1.9 million in the first quarter of 2000. Increased natural gas costs were partially offset by a 17% increase in selling prices.

Nitrogen Products generated a $2.5 million loss in the first quarter of 2000, compared to a $1.6 million loss for the same quarter of 1999. Natural gas price increases and sales volume that decreased 20% were not able to be offset by a 17% selling price increase when compared to the same period last year.

Interest Expense

Interest expense for the first quarter of 2000 increased $1.1 million which is the result of having drawn $77.7 million under the Revolving Credit Facility in the first quarter of 2000 compared to $51.4 million for the same period a year ago.

Net Income

Net income for the first quarter of 2000 was $0.4 million compared to a $5.7 million loss for the first quarter of 1999. As discussed above, the primary reasons for the $6.1 million increase from prior year was the result of increased volume and selling prices from PVC products that were partially offset by declines in Methanol and Nitrogen products.

Liquidity and Capital Resources

Cash Flows from Operations. Cash provided by operations for the first quarter 2000 totaled ($2.6) million, a reduction of $6.3 million primarily due to an unfavorable change in both accounts receivable and payables offset by a return to profitability.

Cash Flows from Investing Activities. First quarter capital expenditures totaled $1.0 million and $3.9 million for 2000 and 1999, respectively. The Partnership had a 50% interest in a 200 million pound stated annual capacity acetylene plant at the Geismar complex, with the remaining 50% interest held by BASF Corporation. The Partnership purchased BASF's interest in the acetylene plant in January 2000 for $15.9 million, $8.2 million of which was paid in the first quarter 2000 and the remaining balance of which is payable equally over the succeeding thirty-six months.

Cash Flows from Financing Activities. Net long-term borrowings were $14.5 million in the first quarter of 2000 compared to a repayment of $0.4 million in the first quarter of 1999. An increase of $6.0 million in net income was offset by unfavorable increases in capital expenditures and plant acquisitions of $5.3 million, a $1.1 million debt issuance cost payment, an $11.6 million increase in working capital requirements, and unfavorable variances in other assets and liabilities of $2.9 million.

Liquidity

Adverse business conditions for the Partnership's methanol and nitrogen product groups caused the Partnership to incur net losses over three of the past four quarters. Unless business conditions improve, industry overcapacity affecting these product groups is likely to partially offset the improvement in the Partnership's PVC Polymer group. This performance combined with the Partnership's acquisition of BASF's ownership in the Geismar acetylene plant, and its capital expenditure needs (which are anticipated to be in the range of $4.0 to $5.0 million per quarter), along with restrictions in the new Credit Agreement and the Indenture make it highly unlikely that the Partnership will declare quarterly cash distributions in 2000.

The Operating Partnership entered into a new four-year Credit Agreement (the "Year 2000 Revolving Credit Facility") with Fleet Capital Corporation ("Fleet"), effective March 31, 2000, which provides for a revolving credit facility of up to $100 million subject to borrowing base limitations. The Operating Partnership's obligations under the facility are secured by its accounts
receivable, inventory and a lien against certain fixed assets.   The Year 2000
Revolving Credit Facility replaced the existing facility and all amounts outstanding under that facility were repaid with borrowings under the Year 2000 Revolving Credit Facility. As of March 31, 2000, the Operating Partnership had $77.7 million outstanding under the Year 2000 Revolving Credit Facility.

As of March 31, 2000, the Operating Partnership had $77.7 million outstanding under the Year 2000 Revolving Credit Facility. Under the Year 2000 Revolving Credit Facility, the company, at its option, may make either LIBOR based or Base Rate borrowings. The applicable margin for such borrowings is reset quarterly, beginning fourth quarter 2000, based on the ratio of EBITDA to cash interest expense for the previous twelve months. For LIBOR based borrowings the applicable margin can range from LIBOR plus 1.25% to 2.50%, and for Base Rate borrowings, the margin can range from Base Rate flat to Base Rate plus 0.5%. In addition, the Operating Partnership pays a commitment fee between 0.375% and 0.50% on the unused portion of the facility based on the same EBITDA to cash interest expense ratio. The applicable margin, through the quarter ended September 30, 2000, is 2.25% for LIBOR loans and 0.25% for Base Rate loans and the commitment fee is 0.50% for the same period. The Credit Agreement contains covenants that place significant restrictions on, among other things, the ability to incur additional indebtedness, make distributions, engage in certain transactions with affiliates, create liens or other encumbrances, merge or consolidate with other entities, make acquisitions, make capital expenditures, and sell or otherwise dispose of assets. In addition, a change in control of the General Partner, the Partnership or the Operating Partnership are events of default under the Year 2000 Revolving Credit Facility.

On May 1, 1995, the Operating Partnership issued $200 million aggregate principal amount of 9.5% Notes due 2005 (the "Notes") pursuant to an Indenture dated as of May 1, 1995 (the "Indenture"). The Notes are senior unsecured obligations of the Operating Partnership.

The Notes include restrictions on the Operating Partnership's ability to make cash distributions, incur additional indebtedness, sell assets, and to take certain other actions. Upon a change in control, the holders of the Notes may require the Operating Partnership to repurchase their Notes at a price equal to 101% of the aggregate principal amount plus accrued and unpaid interest to the date of repurchase.

Strategic Alternatives

In November 1999, the Partnership announced that A.D. Little had been retained to assist in developing strategic business plans for its various operations. In January 2000, the Partnership announced its intention to evolve into a focused PVC company and to explore ways to realize value in the near term for its non-PVC businesses. A variety of options with industry players, including alliances, joint ventures, acquisitions of supply contracts, and/or a sale of all of the non-PVC businesses are being evaluated and pursued. However, the Partnership has not made any decisions that impact its ability to continue to operate the non-PVC businesses. No assurance can be given that these efforts will result in any transaction.


Capital Expenditures

The Partnership currently believes that the level of annual base capital expenditures over the next two years will be in the range of $15 to $20 million per year. Total capital expenditures for 2000 are anticipated to be approximately $26.1 million with a large portion relating to the acquisition of BASF's 50% share of the acetylene plant at the Geismar complex.


Item 2-A Market Risk
--------------------

Interest Rate Risk - The Year 2000 Credit Facility provides up to $100 million under a revolving credit agreement with Fleet Capital Corporation. The credit facility expires on March 30, 2004, at which time all amounts outstanding must be repaid. Interest on borrowings under the revolving credit facility are determined, at the Operating Partnership's option, based on the applicable LIBOR rate (one, two, three or six month periods) plus a margin. The ABR rate is the greater of (a) the prime rate as announced or quoted by Fleet Bank or (b) Federal Funds Effective rate plus .50%. At March 31, 2000, borrowings under the facility were $77.7 million and bore interest at 9.25%.

The Partnership is exposed to swings in the LIBOR or ABR rates. A change of 1.00% in the applicable rate would change the Partnership's interest cost by $0.8 million based on the borrowings at March 31, 2000.

Commodity Risk - The Partnership generally does not use derivatives or other financial instruments such as futures contracts to manage commodity market risk. However, at certain times of the year the Operating Partnership will enter into contracts whereby it agrees to purchase a specified quantity of natural gas (the Operating Partnership's principal raw material) at a fixed price. Such contracts are generally not in excess of three months forward, and the Operating Partnership generally limits such forward purchases to 60% of a month's requirements. In addition, the Partnership has entered into a fifteen year supply agreement (commencing in 1997) to provide a long-term supply of ethylene, a raw material, and minimize price volatility. The purchase price for the product varies with the supplier's raw material and variable costs, which are market-driven, as well as its fixed costs. The Partnership evaluates all such contracts on the basis of whether committed costs are expected to be realized in light of current and expected selling prices when the commodities are consumed in manufactured products.

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



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

There have been no material development in the ongoing legal proceedings that are discussed in the Partnership's 1999 Annual Report on Form 10-K.

The Partnership is subject to legal proceedings and claims that may arise in the ordinary course of business. In the opinion of the management of the Partnership, the amount of ultimate liability, taking into account its insurance coverage, including its risk retention program and Environmental Indemnity Agreement with Borden, is unlikely to have a material adverse effect on the financial position or results of operations of the Partnership.


Item 6a.  Exhibits
------------------

   10.2 Revolving Credit Agreement. Dated March 31, 2000, between the Operating Partnership and Fleet Capital Corporation, as Agent and as a lender, and other lenders.

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


                                         BORDEN CHEMICALS AND PLASTICS
                                         LIMITED PARTNERSHIP
                                         By BCP Management, Inc.,
                                         its General Partner


                                   By:           /s/ James O. Stevning
                                         --------------------------------------
                                                     James O. Stevning
                                         Chief Financial Officer and Treasurer
                                         Principal Accounting Officer



May 5, 2000