Form 10-Q
period 2000-06-30
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 2000-08-14
CIK 821202

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                        -
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
                                               ---      ---


                                   ----------

     Number of Common Units outstanding as of the close of business on August
11, 2000:   36,750,000.

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per Unit data)


                                                          Three Months Ended
                                                         -------------------
                                                         June 30,   June 30,
                                                           2000       1999
                                                         --------   --------
Revenues
  Net trade sales                                        $133,526   $ 89,964
  Net sales to related parties                              6,181      5,147
                                                         --------   --------

        Total revenues                                    139,707     95,111
                                                         --------   --------

Expenses
  Cost of goods sold
        Trade                                             111,739     81,653
        Related parties                                     4,887      4,124
  Marketing, general & administrative expense               6,417      5,686
  Interest expense                                          7,235      5,986
  Tax on gross margin                                         710        313
  Equity in loss of affiliate                                 233        181
  Other (income), including minority interest                (152)      (140)
                                                         --------   --------

        Total expenses                                    131,069     97,803
                                                         --------   --------

  Income (loss) from continuing operations                  8,638     (2,692)
  Discontinued operations
     (Loss) from discontinued operations, net             ( 5,589)    (6,086)
     Gain on disposal of discontinued operations, net       5,012
                                                         --------   --------

  Net income (loss)                                         8,061    ( 8,778)
       Less 1% General Partner interest                       (80)        88
                                                         --------   --------

  Net income (loss) applicable to Limited
       Partners' interest                                $  7,981   $ (8,690)
                                                         ========   ========


Per Unit data-basic, net of 1% General Partner interest:

  Income (loss) from continuing operations per Unit      $  0.23   $ (0.07)
  (Loss) from discontinued operations per Unit             (0.02)    (0.17)
                                                         -------   -------
  Net income (loss) per Unit                             $  0.21   $ (0.24)
                                                         =======   =======

Average number of Units outstanding during the period     36,750    36,750
                                                         =======   =======

  Cash distributions declared per Unit                   $  0.00   $  0.00
                                                         =======   =======

See Notes to Consolidated Financial Statements.

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per Unit data)

                                                              Six Months Ended
                                                         ---------------------------

                                                         June 30,           June 30,
                                                           2000               1999
                                                         --------           --------
Revenues
  Net trade sales                                        $267,931           $168,435
  Net sales to related parties                             12,254              9,801
                                                         --------           --------

        Total revenues                                    280,185            178,236
                                                         --------           --------

Expenses
  Cost of goods sold
        Trade                                             226,581            151,616
        Related parties                                     9,923              8,189
  Marketing, general & administrative expense              13,559             11,633
  Interest expense                                         14,698             12,372
  Tax on gross margin                                       1,460                733
  Equity on loss of affiliate                                 493                383
  Other (income), including minority interest                (141)               (73)
                                                         --------           --------

        Total expenses                                    266,573            184,853
                                                         --------           --------

  Income (loss) from continuing operations                 13,612             (6,617)
  Discontinued operations
     (Loss) from discontinued operations, net             (10,192)            (7,852)
     Gain on disposal of discontinued operations, net       5,012
                                                         --------           --------

  Net income (loss)                                         8,432            (14,469)
     Less 1% General Partner interest                         (84)               145
                                                         --------           --------

Net income (loss) applicable to Limited
     Partners' interest                                  $  8,348           $(14,324)
                                                         ========           ========

Per Unit data-basic, net of 1% General Partner interest:

  Income (loss) from continuing operations per Unit       $  0.37            $ (0.18)
  (Loss) from discontinued operations per Unit              (0.14)             (0.21)
                                                         --------           --------
  Net income (loss) per Unit                              $  0.23            $ (0.39)
                                                         ========           ========

  Average number of Units outstanding during the period    36,750             36,750
                                                         ========           ========

  Cash distributions declared per Unit                    $  0.00            $  0.00
                                                         ========           ========

See Notes to Consolidated Financial Statements.

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                   Six Months Ended
                                                                  -------------------
                                                                  June 30,   June 30,
                                                                    2000       1999
                                                                  --------   --------
Cash Flows From Operations

Net income (loss)                                                 $  8,432   $(14,469)
(Gain) on disposal of discontinued operations, net                  (5,012)         0
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Depreciation                                                      19,311     17,982
Increase (decrease) in cash from changes in certain
assets and liabilities:
  Accounts receivables                                              (7,071)    (3,461)
  Inventories                                                       (4,985)    (3,217)
  Accounts and drafts payable                                      (13,221)     4,235
  Accrued interest                                                     376        (12)
  Other, net                                                        (3,377)      (361)
                                                                  --------   --------
                                                                    (5,547)       697
                                                                  --------   --------

Cash Flows From Investing Activities

  Capital expenditures                                              (4,586)    (7,647)
  Plant acquisition                                                 (8,177)         0
                                                                  --------   --------
                                                                   (12,763)    (7,647)
                                                                  --------   --------

Cash Flows From Financing Activities

  Proceeds from long-term borrowings                                23,051      3,500
  Payment of debt issuance costs                                    (1,113)         0
                                                                  --------   --------
                                                                    21,938      3,500
                                                                  --------   --------

Increase (decrease) in cash and equivalents                          3,628     (3,450)

Cash and equivalents at beginning of period                          5,759      8,703
                                                                  --------   --------

Cash and equivalents at end of period                             $  9,387   $  5,253
                                                                  ========   ========

Supplemental Disclosures of Cash Flow Information

Interest paid during the period                                   $ 12,880   $ 11,670
                                                                  ========   ========




See Notes to Consolidated Financial Statements

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

               ASSETS                                          June 30,  2000      December 31, 1999
               ------                                          --------------      -----------------

Cash and equivalents                                              $   9,387           $   5,759
Accounts receivable (less allowance for doubtful accounts
 of $491 and $456, respectively)
  Trade                                                              77,499              75,794
  Related parties                                                    20,228              14,862
Inventories
  Finished and in process goods                                      44,751              36,041
  Raw materials and supplies                                         11,767              15,492
Other current assets                                                 54,705               4,443
                                                                  ---------           ---------
  Total current assets                                              218,337             152,391
                                                                  ---------           ---------

Investments in and advances to affiliated companies                   8,220               8,521
Other assets                                                         43,512              50,679
                                                                  ---------           ---------
                                                                     51,732              59,200
                                                                  ---------           ---------

Plant, property and equipment
  Land                                                               16,385              16,308
  Buildings                                                          45,881              45,625
  Machinery and equipment                                           515,280             704,252
                                                                  ---------           ---------
                                                                    577,546             766,185
  Less accumulated depreciation                                    (337,117)           (496,925)
                                                                  ---------           ---------
                                                                    240,429             269,260
                                                                  ---------           ---------

    Total assets                                                  $ 510,498           $ 480,851
                                                                  =========           =========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts and drafts payable                                       $  53,296           $  66,517
Accrued interest                                                      3,785               3,409
Other accrued liabilities                                            23,840              17,084
                                                                  ---------           ---------
  Total current liabilities                                          80,921              87,010

Long-term debt                                                      286,251             263,200
Deferred tax on gross margin                                          6,640               6,640
Other liabilities                                                     9,033               4,866
Minority interest in consolidated subsidiary                            741                 655
                                                                  ---------           ---------
  Total liabilities                                                 383,586             362,371
                                                                  ---------           ---------

Partners' capital
  Limited Partners                                                  127,114             118,766
  General Partner                                                      (202)               (286)
                                                                  ---------           ---------
     Total partners' capital                                        126,912             118,480
                                                                  ---------           ---------

     Total liabilities and partners' capital                      $ 510,498           $ 480,851
                                                                  =========           =========

See Notes to Consolidated Financial Statements.

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)
                                 (In thousands)


                                  Limited     General
                                 Partners     Partner       Total
                                 --------     -------       -----
Balance at December 31, 1998    $ 142,517     $  (  46)   $ 142,471
Net (loss)                       ( 14,324)       ( 145)     (14,469)
Cash distribution declared              0            0            0
                                ---------    ---------    ---------
Balance at June 30, 1999        $ 128,193     $  ( 191)   $ 128,002
                                =========    =========    =========


Balance at December 31, 1999    $ 118,766     $  ( 286)   $ 118,480
Net income                          8,348           84        8,432
Cash distribution declared              0            0            0
                                ---------    ---------    ---------
Balance at June 30, 2000        $ 127,114     $  ( 202)   $ 126,912
                                =========    =========    =========



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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective in 2001 the Partnership. The statement requires that all derivatives be recorded in the balance sheet as either assets or liabilities and be measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Partnership is in the process of assessing the impact that SFAS No. 133 will have on the consolidated financial statements.

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

3.  Discontinued Operations

On June 28, 2000, the Partnership announced its decision to exit the methanol and derivatives and nitrogen products business segments, as part of a process that included the sale of its formaldehyde and certain other assets for $48.5 million. The sale of those assets was completed on July 28, 2000. As part of the sales agreement, the acquiring entity has the option to acquire the Operating Partnership's methanol assets for $3 million at year-end. The Operating Partnership will own and operate the methanol assets through 2000, with the intent of exiting the business at that time. The nitrogen products facilities were closed in July 2000.

In connection with the discontinuance of the methanol and derivatives and nitrogen products business segments, a gain of $5.0 million (net of taxes) was recognized in the second quarter of 2000. The gain was based on the sales proceeds less associated transaction costs, book value of assets sold, charges for the write-down of methanol and nitrogen products asset to estimated net realizable value, and an accrual for estimated losses from these operations during the phase-out period.

Results of these operations, previously reported as separate business segments, have been classified as discontinued and prior periods have been restated. Continuing operations are now comprised of the PVC Polymers Products business segment.

Net revenues and losses from the discontinued operations are as follows:

                                                    Three Months Ended      Six Months Ended
                                                    ------------------     ------------------
In Thousands                                           2000       1999         2000      1999
------------                                        ------------------     ------------------
  Net sales                                         $46,730    $32,095     $ 88,694   $64,404
                                                    -------    -------     --------   -------

  (Loss) from discontinued operations               $(5,589)   $(6,086)    $(10,192)  $(7,852)
  Gain on disposal of discontinued operations         5,012          -        5,012         -
                                                    -------    -------     --------   -------

  Net (loss) income from discontinued operation     $  (577)   $(6,086)    $ (5,180)  $(7,852)
                                                    =======    =======     ========   =======

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

Revenues

Total revenues during the second quarter of 2000 increased $44.6 million or 47% to $139.7 million from $95.1 million in the second quarter of 1999. The increase in revenues is attributable to a 45% increase in selling prices in PVC resins, and a 5% increase in sales volumes for this business line.

Continued favorable domestic economic conditions and continued strong demand for PVC resins enabled PVC producers to raise selling prices from the depressed levels which existed during the second quarter of 1999.

Cost of Goods Sold

Total cost of goods sold increased $30.8 million to $116.6 million in the current period from $85.8 million in the same period last year. The increase was due to increased costs of all major raw materials along with increased sales volumes. Expressed as a percent of revenue, cost of goods sold was 83% in the current period versus 90% in the prior period.

The unit costs of the major raw materials for PVC resin production - chlorine, ethylene, and vinyl chloride monomer (VCM) - increased significantly when compared to the second quarter of 1999. The average cost of chlorine and ethylene increased 400% and 40%, respectively, compared with the second quarter of 1999. The cost of purchased VCM increased 63%. These increases were in large part a result of the very strong PVC market, driving increased demand for these products and resulting in significantly higher pricing to PVC producers for these raw materials.

As a result of the changes in revenues and cost of goods sold, the contributing margin from continuing operations improved to $23.1 million in the second quarter of 2000 from $9.3 million for the same quarter of 1999. This improvement was a result of increases in unit selling prices of PVC resins in excess of the increased unit costs of raw materials, as well as increased sales volumes.

Interest Expense

Interest expense for the quarter increased $1.2 million over the 1999 quarter, which is directly attributable to increased borrowing levels under the Revolving Credit Facility. Total long-term debt was $286 million at June 30, 2000 vs. $255 million at June 30, 1999, the increased levels being driven by poor operating performance of the business segments now classified as discontinued operations.

Discontinued Operations

In the second quarter, the decision was made to exit the methanol and derivatives and nitrogen products business segments to become a focused PVC producer; therefore, the results for these former business segments are now classified as discontinued operations. For the quarter, the net loss from discontinued operations was $5.6 million compared to a loss of $6.1 million in the second quarter of 1999. The cost of natural gas, the primary feedstock for these operations, increased substantially in 2000. Increased selling prices mitigated the effect of the raw material increases, but the net performance of these operations continued to result in significant negative operating margins.

During the second quarter of 2000, the Partnership recognized a net gain on disposal of discontinued operations of $5.0 million. On June 27, 2000, a definitive agreement was signed to sell the formaldehyde unit and certain other assets for $48.5 million. The sale closed on July 28, 2000. The net gain of $5.0 million is based on the sales price less transaction costs and the net book value of assets sold, as well as all estimated costs associated with exiting the methanol and derivatives and nitrogen products business segments. These costs include charges to write-down the methanol and nitrogen assets to net realizable value, closure costs, and an accrual for estimated losses from these operations during the phase-out period.

Net Income

Net income for the second quarter of 2000 was $8.1 million compared to an $8.8 million loss for the second quarter of 1999. As discussed above, the primary reasons for the improvement was the return to profitability in continuing operations, and the gain from the disposal of discontinued operations.

Results of Operations
Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Revenues

Total revenues during the first six months of 2000 increased $102.0 million or 57% to $280.2 million from $178.2 million in 1999. The increase in revenues is attributable to a 50% increase in selling prices of PVC resins, and an 8% increase in sales volumes for this business line.

The increase in selling prices and volumes reflect the improvement in market conditions for the PVC industry over 1999 that are a result of strong demand in the PVC resins market fueled by the construction industry and the generally strong domestic economic environment.

Cost of Goods Sold

Total cost of goods sold increased $76.7 million to $236.5 million from $159.8 million when comparing year-to-date 2000 to 1999. Expressed as a percent of revenue, cost of goods sold was 84% in the current period versus 90% in the prior year.

The increase in cost of goods sold was partially due to the increased volume but was largely driven by increased unit costs of major raw materials. When compared to 1999, the average cost of chlorine increased 400%, ethylene increased 50%, and purchased VCM increased 65%.

As a result of the changes in revenues and cost of goods sold, the contributing margin from continuing operations improved to $43.7 million in the first six months of 2000 from $18.4 million for 1999. This improvement was a result of increases in unit selling prices of PVC resins in excess of the increased unit costs of raw materials, as well as increased sales volumes.

Interest Expense

Interest expense increased $2.3 million over 1999, a direct result of increased borrowing levels under the Revolving Credit Facility. Total long-term debt was $286 million at June 30, 2000 vs. $255 million at June 30, 1999, the increased levels being driven by poor operating performance of the business segments now classified as discontinued operations.

Discontinued Operations

For the first six months, the net loss from discontinued operations was $10.2 million compared to a loss of $7.9 million in 1999. The cost of natural gas, the primary feedstock for these operations, increased by almost 50% over 1999. Selling prices for methanol, ammonia and urea increased somewhat to mitigate the increased natural gas costs, but not enough to avoid higher losses than what was incurred in 1999.

During the second quarter of 2000, the Partnership recognized a net gain on disposal of discontinued operations of $5.0 million. On June 27, 2000, a definitive agreement was signed to sell the formaldehyde unit and certain other assets for $48.5 million. The sale closed on July 28, 2000. The net gain of $5.0 million is based on the sales price less transaction costs and the net book value of assets sold, as well as all estimated costs associated with exiting the methanol and derivatives and nitrogen products business segments. These costs include charges to write-down the methanol and nitrogen assets to net realizable value, closure costs, and an accrual for estimated losses from these operations during the phase-out period.

Net Income

Net income for the first six months of 2000 was $8.4 million compared to a loss of $14.5 million for the first six months of 1999. As discussed above, the primary reasons for the improvement was the return to profitability in continuing operations and the gain from the disposal of discontinued operations, offset by the increased losses from discontinued operations.


Liquidity and Capital Resources

Cash Flows from Operations. Cash provided by operations for the first six months of 2000 totaled ($5.5) million, a reduction of $6.2 million from June 30, 1999, primarily due to unfavorable changes in accounts receivables, inventories and payables that offset by a return to profitability during 2000.

Cash Flows from Investing Activities. First half capital expenditures totaled $4.6 million and $7.6 million for 2000 and 1999, respectively. In January 2000, the Partnership purchased BASF's 50% interest in the jointly owned acetylene plant at the Geismar complex for $15.9 million, $8.2 million of which was paid in the first quarter 2000 and the remaining balance of which is payable equally over the succeeding thirty-six months.

Cash Flows from Financing Activities. Proceeds from net long-term borrowings were $23.1 million in the first half of 2000 compared to proceeds of $3.5 million in the first half of 1999. The increased borrowing levels were required to offset the use of funds for investing activities and the increased working capital requirements during the first half of 2000.

Liquidity

Adverse business conditions for the Partnership's methanol and derivatives and nitrogen products operations over the past several quarters resulted in the Partnership evaluating various alternatives for the businesses, resulting in the sale of the formaldehyde assets and certain other assets for $48.5 million, and the decision to exit the methanol and nitrogen product businesses. The deal closed on July 28, 2000, with the Partnership receiving gross proceeds of $38.8 million on that date and an interest bearing six-month note for $9.7 million. The proceeds were used to reduce borrowings under its $100 million revolving credit facility, which was secured by the assets sold, as well as other assets. As of June 30, the $48.5 million was included in other current assets on the balance sheet of the Partnership.

The Partnership closed the nitrogen products facilities in July 2000 and intends to operate its methanol assets through the end of 2000, with the intent of exiting the methanol business at that time. By reducing its debt level with the proceeds from the sale and avoiding the recent operating losses from the exited businesses that have been incurred over the recent quarters, the Partnership has improved its liquidity and is better positioned to invest in its core PVC Polymers Products operations.

The Operating Partnership entered into a new four-year Credit Agreement (the "Year 2000 Revolving Credit Facility") with Fleet Capital Corporation ("Fleet"), effective March 31, 2000, which provides for a revolving credit facility of up to $100 million subject to borrowing base limitations. The Operating Partnership's obligations under the facility are secured by its accounts
receivable, inventory and a lien against certain fixed assets.   The Year 2000
Revolving Credit Facility replaced the existing facility and all amounts outstanding under that facility were repaid with borrowings under the Year 2000 Revolving Credit Facility. As of June 30, 2000, the Operating Partnership had $86.3 million outstanding under the Year 2000 Revolving Credit Facility.

Under the Year 2000 Revolving Credit Facility, the company, at its option, may make either LIBOR based or Base Rate borrowings. The applicable margin for such borrowings is reset quarterly, beginning fourth quarter 2000, based on the ratio of EBITDA to interest expense for the previous twelve months. For LIBOR based borrowings the applicable margin can range from LIBOR plus 1.25% to 2.50%, and for Base Rate borrowings, the margin can range from Base Rate flat to Base Rate plus 0.5%. In addition, the Operating Partnership pays a commitment fee between 0.375% and 0.50% on the unused portion of the facility based on the same EBITDA to interest expense ratio. The applicable margin, through the quarter ended September 30, 2000, is 2.25% for LIBOR loans and 0.25% for Base Rate loans and the commitment fee is 0.50% for the same period. The Credit Agreement contains covenants that place significant restrictions on, among other things, the ability to incur additional indebtedness, make distributions, engage in certain transactions with affiliates, create liens or other encumbrances, merge or consolidate with other entities, make acquisitions, make capital expenditures, and sell or otherwise dispose of assets. In addition, a change in control of the General Partner, the Partnership or the Operating Partnership are events of default under the Year 2000 Revolving Credit Facility.

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

The covenants of the Indenture and the Year 2000 Revolving Credit Facility require certain financial ratios to be met before the Partnership can declare and make quarterly cash distributions to its unitholders. The Partnership does not expect to meets these requirements in 2000, and therefore does not expect to be able to make cash distributions during 2000.

Capital Expenditures

The Partnership currently believes that the level of annual base capital expenditures over the next two years will be in the range of $15 to $20 million per year. Total capital expenditures for 2000 are anticipated to be approximately $25 million, including the acquisition of BASF's 50% share of the acetylene plant at the Geismar complex.


Item 2-A Market Risk
--------------------

Interest Rate Risk - The Year 2000 Credit Facility provides up to $100 million under a revolving credit agreement with Fleet Capital Corporation. The credit facility expires on March 30, 2004, at which time all amounts outstanding must be repaid. Interest on borrowings under the revolving credit facility are determined, at the Operating Partnership's option, based on the applicable LIBOR rate (one, two, three or six month periods) plus a margin or the Base Rate. The Base Rate borrowing rate is the greater of (a) the prime rate as announced or quoted by Fleet Bank or (b) Federal Funds Effective rate plus .50%. At June 30, 2000, borrowings under the facility were $86.3 million and bore interest at 9.25%.

The Partnership is exposed to swings in the LIBOR rate or the Base Rate. A change of 1% in the applicable rate would change the Partnership's annual interest cost by approximately $0.9 million based on the borrowings at June 30, 2000.

Commodity Risk - The Partnership generally does not use derivatives or other financial instruments such as futures contracts to manage commodity market risk. However, at certain times of the year the Operating Partnership will enter into contracts whereby it agrees to purchase a specified quantity of natural gas, a principal raw material, at a fixed price. Such contracts are generally not in excess of three months forward, and the Operating Partnership generally limits such forward purchases to 60% of a month's requirements. In addition, the Partnership has entered into a fifteen year supply agreement (commencing in 1997) to provide a long-term supply of ethylene, a raw material, and minimize price volatility. The purchase price for the product varies with the supplier's raw material and variable costs, which are market-driven, as well as its fixed costs. The Partnership evaluates all such contracts on the basis of whether committed costs are expected to be realized in light of current and expected selling prices when the commodities are consumed in manufactured products.

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


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits:
     ---------
     3 (ii)  Amended By-Laws

     10 Conveyance and Transfer Agreement Dated as of June 27, 2000 by and between Borden Chemicals and Plastics Operating Limited Partnership and Borden Chemical, Inc.

(b)  Reports on Form 8-K
     -------------------
        Report dated June 28, 2000 under Item 5 regarding sale of assets.

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


                                         BORDEN CHEMICALS AND PLASTICS
                                         LIMITED PARTNERSHIP
                                         By BCP Management, Inc.,
                                         its General Partner


                                     By:
                                         ----------------------------------
                                           James O. Stevning
                                         Chief Financial Officer and Treasurer
                                         Principal Accounting Officer



August 10, 2000