Form 10-Q
period 2000-09-30
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 2000-11-14
CIK 821202

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                                       -
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


     Number of Common Units outstanding as of the close of business on
                        November 14, 2000:  36,750,000.

===============================================================================

Part I. Financial Information

Item 1. Financial Statements
----------------------------

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (In thousands, except per Unit data)


                                                                  Three Months Ended
                                                             ------------------------------
                                                             September 30,   September  30,
                                                                  2000            1999
                                                             -------------   --------------
Revenues
  Net trade sales                                                 $107,576         $106,016
  Net sales to related parties                                       5,757            5,011
                                                                  --------         --------

        Total revenues                                             113,333          111,027
                                                                  --------         --------

Expenses
  Cost of goods sold
        Trade                                                      104,250           97,233
        Related parties                                              4,837            3,612
  Marketing, general & administrative expense                        5,807            6,299
  Interest expense                                                   6,446            5,930
  Tax on gross margin                                                  850              565
  Equity in loss of affiliate                                          311              157
  Other (income) and expense, including minority interest           (1,090)            (309)
                                                                  --------         --------

             Total expenses                                        121,411          113,487
                                                                  --------         --------

  (Loss) from continuing operations                                 (8,078)          (2,460)
  Discontinued operations:
     (Loss) from discontinued operations, net                            0           (4,880)
                                                                  --------         --------

  Net (loss)                                                        (8,078)          (7,340)
      Less 1% General Partner interest                                  81               73
                                                                  --------         --------
  Net (loss) applicable to Limited Partners' interest             $ (7,997)        $ (7,267)
                                                                  ========         ========

Per Unit data-basic, net of 1% General Partner interest

  (Loss) from continuing operations per Unit                       $ (0.22)         $ (0.07)
  (Loss) from discontinued operations per Unit                        0.00            (0.13)
                                                                   -------          -------
  Net (loss) per Unit                                              $ (0.22)         $ (0.20)
                                                                   =======          =======

  Average number of Units outstanding during the period             36,750           36,750
                                                                   =======          =======

  Cash distributions declared per Unit                             $  0.00          $  0.00
                                                                   =======          =======

See Notes to Condensed Consolidated Financial Statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (In thousands, except per Unit data)


                                                                     Nine Months Ended
                                                             ---------------------------------
                                                             September 30,       September 30,
                                                                    2000                1999
                                                                --------            --------
Revenues
  Net trade sales                                               $375,507            $274,451
  Net sales to related parties                                    18,011              14,812
                                                                --------            --------

        Total revenues                                           393,518             289,263
                                                                --------            --------

Expenses
  Cost of goods sold
        Trade                                                    330,831             248,849
        Related parties                                           14,760              11,801
  Marketing, general & administrative expense                     19,366              17,932
  Interest expense                                                21,144              18,302
  Tax  on gross margin                                             2,310               1,298
  Equity in loss of affiliate                                        804                 540
  Other expense (income), including minority interest             (1,231)               (382)
                                                                --------            --------

             Total expenses                                      387,984             298,340
                                                                --------            --------

  Net income (loss) from continuing operations                     5,534              (9,077)
  Discontinued operations:
      (Loss) from discontinued operations, net                   (10,192)            (12,732)
      Gain on disposal of discontinued operations, net             5,012                   0
                                                                --------            --------

  Net income (loss)                                                  354             (21,809)
       Less 1% General Partner interest                               (4)                218
                                                                --------            --------

Net income (loss) applicable to Limited Partners'
        interest                                                $    350            $(21,591)
                                                                ========            ========


Per Unit data-basic, net of 1% General Partner interest
  Income (loss) from continuing operations per Unit             $   0.15            $  (0.24)
  (Loss) from discontinued operations per Unit                     (0.14)              (0.35)
                                                                --------            --------
  Net income (loss) per Unit                                    $   0.01            $  (0.59)
                                                                ========            ========

  Average number of Units outstanding during the period           36,750              36,750
                                                                ========            ========

  Cash distributions declared per Unit                          $   0.00            $   0.00
                                                                ========            ========

See Notes to Condensed Consolidated Financial Statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                                                 Nine Months Ended
                                                          -------------------------------
                                                          September 30,     September 30,
                                                               2000            1999
                                                          -------------     -------------
Cash Flows From Operations

Net income (loss)                                                $    354        $(21,809)

Adjustments to reconcile net loss income to net cash
  provided by operating activities:
   Gain on disposal of discontinued operations, net                (5,012)              0
   Depreciation                                                    27,655          27,214
   Increase (decrease) in cash from changes in
      certain assets and liabilities:
      Receivables                                                     (39)        (16,724)
      Inventories                                                  (9,128)         (3,835)
      Payables                                                    (12,225)         13,879
      Accrued interest                                              4,943           4,742
      Other, net                                                  (11,997)           (708)
                                                                 --------        --------
                                                                   (5,449)          2,759
                                                                 --------        --------

Cash Flows Used In Investing Activities
     Capital expenditures                                          (6,885)        (11,154)
     Plant acquisition                                            (15,880)              0
                                                                 --------        --------
                                                                  (22,765)        (11,154)
                                                                 --------        --------

Cash Flows Used In Financing Activities
     (Repayments of)/proceeds from borrowings, net                (13,017)          6,600
     Proceeds from sale of business segment                        38,800               0
     Payment of debt issuance costs                                (1,132)              0
                                                                 --------        --------
                                                                   24,651           6,600
                                                                 --------        --------

(Decrease) in cash and equivalents                                 (3,563)        ( 1,795)

Cash and equivalents at beginning of period                         5,759           8,703
                                                                 --------        --------

Cash and equivalents at end of period                            $  2,196        $  6,908
                                                                 ========        ========

Supplemental Disclosures of Cash Flow Information

Interest paid during the period, net of capitalization           $ 14,488        $ 12,489
                                                                 ========        ========

See Notes to Condensed Consolidated Financial Statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (In thousands)

                                                             September 30, 2000   December 31, 1999
                                                             -------------------  ------------------
ASSETS
------
Cash and equivalents                                             $   2,196           $   5,759
Accounts receivable (less allowance for doubtful accounts
  of $491 and $456, respectively)
  Trade                                                             70,439              75,794
  Related parties                                                   20,256              14,862
Inventories
  Finished and in process goods                                     48,384              36,041
  Raw materials and supplies                                        12,277              15,492
Other current assets                                                20,577               4,443
                                                                 ---------           ---------
  Total current assets                                             174,129             152,391
                                                                 ---------           ---------

Investments in and advances to affiliated companies                  8,675               8,521
Other assets                                                        44,140              50,679
                                                                 ---------           ---------
                                                                    52,815              59,200
                                                                 ---------           ---------

Land                                                                16,385              16,308
Buildings                                                           45,881              45,625
Machinery and equipment                                            516,969             704,252
                                                                 ---------           ---------
                                                                   579,235             766,185
  Less accumulated depreciation                                   (344,845)           (496,925)
                                                                 ---------           ---------
                                                                   234,390             269,260
                                                                 ---------           ---------
    Total assets                                                 $ 461,334           $ 480,851
                                                                 =========           =========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Accounts payable                                                 $  54,292           $  66,517
Accrued interest                                                     8,352               3,409
Other accrued liabilities                                           18,703              17,084
                                                                 ---------           ---------
  Total current liabilities                                         81,347              87,010

Long-term debt                                                     250,183             263,200
Deferred tax on gross margin                                         5,410               6,640
Other liabilities                                                    4,902               4,866
Minority interest in consolidated subsidiary                           658                 655
                                                                 ---------           ---------
  Total liabilities                                                342,500             362,371
                                                                 ---------           ---------

Partners' capital
  Limited Partners                                                 119,116             118,766
  General Partner                                                     (282)               (286)
                                                                 ---------           ---------
     Total partners' capital                                       118,834             118,480
                                                                 ---------           ---------

                 Total liabilities and partners' capital         $ 461,334           $ 480,851
                                                                 =========           =========


See Notes to Condensed Consolidated Financial Statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)
                                 (In thousands)


                                    Limited    General
                                   Partners    Partner      Total
                                   --------    --------     -----
Balance at December 31, 1998      $ 142,517     $ (46)  $ 142,471
   Net loss                         (21,591)     (218)   ( 21,809)
   Cash distributions declared            0         0           0
                                  ---------     -----   ---------
Balance at September 30, 1999     $ 120,926     $(264)  $ 120,662
                                  =========     =====   =========


Balance at December 31, 1999      $ 118,766     $(286)  $ 118,480
   Net income                           350         4         354
   Cash distributions declared            0         0           0
                                  ---------     -----   ---------
Balance at September 30, 2000     $ 119,116     $(282)  $ 118,834
                                  =========     =====   =========

Notes to Condensed Consolidated Financial Statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                  (In thousands except Unit and per Unit data)

1.  Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of Borden Chemicals and Plastics Limited Partnership (the "Partnership"), and its subsidiary operating partnership Borden Chemicals and Plastics Operating Limited Partnership (the "Operating Partnership") contain all normal recurring adjustments, which in the opinion of BCP Management, Inc. (the "General Partner") are necessary for a fair statement of the results for the interim periods. Results for the interim periods are not necessarily indicative of the results for the full year. The interim financial statements and notes are presented as specified by Regulation S-X of the Securities and Exchange Commission, and should be read in conjunction with the Partnership's Annual Report on Form 10-K.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of events and actions the Partnership may undertake in the future, actual results may differ from the estimates.

Certain reclassifications have been made in prior periods' financial statements to conform to current year classifications.

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

3.  Discontinued Operations

On June 27, 2000, the Partnership announced its decision to exit the methanol and derivatives and nitrogen products business segments, as part of a process that included the sale of its formaldehyde and certain other assets for $48.5 million. The sale of those assets was completed on July 28, 2000. The Operating Partnership will operate the methanol assets through early January 2001, with the intent of exiting the business and closing the facility at that time. The nitrogen products facilities were closed in July 2000.

In connection with the discontinuance of the methanol and derivatives and nitrogen products business segments, a gain of $5.0 million (net of taxes) was recognized in the second quarter of 2000. The gain was based on the sales proceeds less associated transaction costs, book value of assets sold, charges for the write-down of methanol and nitrogen products assets to estimated net realizable value, and an accrual for estimated losses from these operations during the phase-out period.

Results of these operations, previously reported as separate business segments, have been classified as discontinued and prior periods have been restated. Continuing operations are now comprised of the PVC Polymers Products business segment.

Net revenues and losses from the discontinued operations are as follows:

                                             Three Months Ended Sept. 30,       Nine Months Ended Sept. 30,
In Thousands                                       2000         1999                  2000          1999
------------                                 ----------------------------       ---------------------------
  Net sales                                      $40,330      $41,808              $129,024      $106,212
                                                 -------      -------              --------      --------

  (Loss) from discontinued operations            $     -      $(4,880)             $(10,192)     $(12,732)
  Gain on disposal of discontinued operations          -            -                 5,012             -
                                                 -------      -------              --------      --------
  Net (loss) from discontinued operations        $     -      $(4,880)               (5,180)     $(12,732)
                                                 =======      =======              ========      ========

4.  Debt

The Operating Partnership entered into a new four-year Credit Agreement (the "Year 2000 Revolving Credit Facility") with Fleet Capital Corporation ("Fleet"), effective March 31, 2000, which provides for a revolving credit facility of up to $100 million subject to borrowing base limitations. The amount available was not affected by borrowing base limitations at September 30, 2000. The Operating Partnership's obligations under the facility are collateralized by its accounts
receivable, inventory and a lien against certain fixed assets.   The Year 2000
Revolving Credit Facility replaced the existing facility and all amounts outstanding under that facility were repaid with borrowings under the Year 2000 Revolving Credit Facility. As of September 30, 2000, the Operating Partnership had $50.2 million outstanding under the Year 2000 Revolving Credit Facility.

Under the Year 2000 Revolving Credit Facility, the Operating Partnership, at its option, may make either LIBOR based or Base Rate borrowings. The applicable margin for such borrowings is reset quarterly, beginning fourth quarter 2000, based on the ratio of EBITDA to interest expense for the previous twelve months. For LIBOR based borrowings the applicable margin can range from LIBOR plus
1.25% to 2.50%, and for Base Rate borrowings, the margin can range from Base Rate flat to Base Rate plus 0.5%. In addition, the Operating Partnership pays a commitment fee between 0.375% and 0.50% on the unused portion of the facility based on the same EBITDA to interest expense ratio. The applicable margin, through the quarter ended September 30, 2000, is 2.25% for LIBOR loans and 0.25% for Base Rate loans and the commitment fee is 0.50% for the same period. The Year 2000 Revolving Credit Facility contains covenants that place significant restrictions on, among other things, the ability to incur additional indebtedness, make distributions, engage in certain transactions with affiliates, create liens or other encumbrances, merge or consolidate with other entities, make acquisitions, make capital expenditures, and sell or otherwise dispose of assets. In addition, a change in control of the General Partner, the Partnership or the Operating Partnership are events of default under the Year 2000 Revolving Credit Facility.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

Revenues

Total revenues during the third quarter of 2000 increased $2.3 million or 2% to $113.3 million from $111.0 million in the third quarter of 1999. The increase in revenues is attributable to a 22% increase in selling prices in PVC resins, offset by a 12% decrease sales volumes for this business line.

The increase in selling prices over third quarter 1999 is attributable to increased raw material costs and also reflects the significant increases in industry pricing that occurred in the first half of 2000 due to strong market conditions. The decrease in sales volume reflects a sharp reduction in demand for PVC resin during third quarter 2000 due to industry destocking by converters and processors of PVC resin, as well as reduced resin demand from the PVC pipe market, the major end use of PVC resins.

Cost of Goods Sold

Total cost of goods sold increased $8.3 million to $109.1 million in the current period from $100.8 million in the same period last year. The increase was due to significant increases in the costs of all major raw materials partially offset by the decrease in sales volumes. Expressed as a percent of revenue, cost of goods sold was 96% in the current period versus 91% in the prior period.

The unit costs of all major raw materials - natural gas, chlorine, ethylene, and vinyl chloride monomer (VCM) - increased significantly when compared to the third quarter of 1999. The unit cost of natural gas averaged 70% higher in third quarter 2000 over the 1999 quarter. Natural gas cost impacts the Partnership's basic energy costs but is also a raw material feedstock for a portion of its PVC resin production. The average cost of chlorine and ethylene increased 145% and 27%, respectively, compared with the third quarter of 1999. The cost of purchased VCM increased 36%. These increases were primarily a result of increased demand for these products and resulted in significantly higher pricing to PVC producers for these raw materials.

As a result of the changes in revenues and cost of goods sold, the contributing margin from continuing operations declined to $4.2 million in the third quarter of 2000 from $10.2 million for the same quarter of 1999. This was a result of the reduction in resin volumes as well as the significant increases in raw material costs that are only partially offset by increased selling prices.

Interest Expense

Interest expense for the quarter increased $0.5 million over the 1999 quarter, which is directly attributable to higher average borrowing levels compared to third quarter 1999. Total long-term debt was $250 million at September 30, 2000.

Discontinued Operations

In the second quarter of 2000, the decision was made to exit the methanol and derivatives and nitrogen products business segments to become a focused PVC producer; therefore, prior period results for these former business segments are now classified as discontinued operations. The net loss from discontinued operations was $4.9 million in the third quarter of 1999, which was attributable to depressed selling prices for these business segments due to industry overcapacity compared to demand.

Net Income

The net loss for the third quarter of 2000 was $8.1 million compared to $7.3 million loss for the third quarter of 1999. As discussed above, the primary reasons for the decline were depressed sales volumes for PVC resins and elevated raw material costs.

Results of Operations
Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Revenues

Total revenues during the first nine months of 2000 increased $104.2 million or 36% to $393.5 million from $289.3 million in 1999. The increase in revenues is attributable to a 40% increase in selling prices of PVC resins, and a 1% increase in sales volumes for this business line.

While market conditions softened in the third quarter of 2000, the increase in selling prices reflect the improvement in market conditions for the PVC industry for the first nine months of 2000 over 1999. This improvement was a result of strong demand for the PVC resins during the first half of the year fueled by the construction industry and the generally strong domestic economic environment.

Cost of Goods Sold

Total cost of goods sold increased $84.9 million to $345.6 million from $260.7 million when comparing year-to-date 2000 to 1999. Expressed as a percent of revenue, cost of goods sold was 88% in the current period versus 90% in the prior year.

The increase in cost of goods sold was partially due to the slight increase in volume but was largely driven by increased unit costs of major raw materials. When compared to 1999, the average cost of natural gas increased 52%, chlorine increased 300%, ethylene increased 46%, and purchased VCM increased 53%.

As a result of the changes in revenues and cost of goods sold, the contributing margin from continuing operations improved to $47.9 million in the first nine months of 2000 from $28.6 million for 1999. This improvement was primarily a result of increases in unit selling prices of PVC resins in excess of the increased unit costs of raw materials.

Interest Expense

Interest expense increased $2.8 million over 1999, a direct result of an increase in average borrowing levels over the prior period.

Discontinued Operations

The net loss from discontinued operations was $10.2 million in 2000 compared to a loss of $12.7 million in 1999. During the second quarter of 2000, the Partnership recognized a net gain on disposal of discontinued operations of $5.0 million. On June 27, 2000, a definitive agreement was signed to sell the formaldehyde unit and certain other assets for $48.5 million. The sale closed on July 28, 2000. The net gain of $5.0 million is based on the sales price less transaction costs and the net book value of assets sold, as well as all estimated costs associated with exiting the methanol and derivatives and nitrogen products business segments. These costs include charges to write-down the methanol and nitrogen assets to net realizable value, closure costs, and an accrual for estimated losses from these operations during the phase-out period.


Net Income

Net income for the first nine months of 2000 was $0.4 million compared to a loss of $21.8 million for the first nine months of 1999. As discussed above, the primary reasons for the improvement was the return to profitability in continuing operations and the gain from the disposal of discontinued operations.

Liquidity and Capital Resources

Cash Flows from Operations. Cash provided by operations for the first nine months of 2000 totaled ($6.6) million, a reduction of $9.3 million from September 30, 1999, primarily due to unfavorable changes in inventories and payables, and other asset and liabilities.

Cash Flows from Investing Activities. Capital expenditures totaled $6.9 million and $11.2 million for the first nine months of 2000 and 1999, respectively. During 2000, the Partnership also purchased BASF's 50% interest in the jointly owned acetylene plant at the Geismar complex for $15.9 million.

Cash Flows from Financing Activities. Net repayments of long-term borrowings were $13.0 million in the first nine months of 2000 compared to proceeds from borrowings of $6.6 million in the first nine months of 1999. The repayments were primarily the result of $38.8 million in proceeds on the sale of assets discussed below that was received in July 2000.

Liquidity

Adverse business conditions for the Partnership's methanol and derivatives and nitrogen products business segments over an extended period resulted in the Partnership evaluating various alternatives for the businesses, resulting in the sale of the formaldehyde assets and certain other assets for $48.5 million, and the decision to exit the methanol and nitrogen product businesses. The sale transaction closed on July 28, 2000, with the Partnership receiving gross proceeds of $38.8 million on that date and an interest bearing six-month note for $9.7 million. The proceeds were used to reduce borrowings under its $100 million revolving credit facility, which was collateralized by the assets sold, as well as other assets. As of September 30, 2000, the $9.7 million note was included in other current assets on the balance sheet of the Partnership.

The Partnership closed the nitrogen products facilities in July 2000 and intends to operate its methanol facility through early 2001, with the intent of exiting the methanol business and closing the facility at that time. By reducing its debt level with the proceeds from the sale and by exiting the non-vinyl based basic chemical business segments, the Partnership has improved its liquidity and is better positioned to focus on its core PVC Polymers Products operations.

The Partnership's PVC operations experienced a sudden downturn during the third quarter 2000 as reduced sales volumes and selling prices compared to the first half of the year combined with historically high natural gas cost resulted in a loss for the quarter. Difficult market conditions are likely to continue over the next two quarters and possibly beyond. The Partnership believes that it should have sufficient liquidity over this period, based on availability under its revolving credit facility, receipt in January 2001 of the remaining $9.7 million due from the sale of the formaldehyde assets, and other actions underway to improve cash flows through reducing working capital levels and controlling capital spending and other controllable cash spending.

The Operating Partnership entered into a new four-year Credit Agreement (the "Year 2000 Revolving Credit Facility") with Fleet Capital Corporation ("Fleet"), effective March 31, 2000, which provides for a revolving credit facility of up to $100 million subject to borrowing base limitations. The amount available was not affected by borrowing base limitations at September 30, 2000. The Operating Partnership's obligations under the facility are collateralized by its accounts
receivable, inventory and a lien against certain fixed assets.   The Year 2000
Revolving Credit Facility replaced the existing facility and all amounts outstanding under that facility were repaid with borrowings under the Year 2000 Revolving Credit Facility. As of September 30, 2000, the Operating Partnership had $50.2 million outstanding under the Year 2000 Revolving Credit Facility.

Under the Year 2000 Revolving Credit Facility, the Operating Partnership, at its option, may make either LIBOR based or Base Rate borrowings. The applicable margin for such borrowings is reset quarterly, beginning fourth quarter 2000, based on the ratio of EBITDA to interest expense for the previous twelve months. For LIBOR based borrowings the applicable margin can range from LIBOR plus 1.25% to 2.50%, and for Base Rate borrowings, the margin can range from Base Rate flat to Base Rate plus 0.5%. In addition, the Operating Partnership pays a commitment fee between 0.375% and 0.50% on the unused portion of the facility based on the same EBITDA to interest expense ratio. The applicable margin, through the quarter ended September 30, 2000, is 2.25% for LIBOR loans and 0.25% for Base Rate loans and the commitment fee is 0.50% for the same period. The Year 2000 Revolving Credit Facility contains covenants that place significant restrictions on, among other things, the ability to incur additional indebtedness, make distributions, engage in certain transactions with affiliates, create liens or other encumbrances, merge or consolidate with other entities, make acquisitions, make capital expenditures, and sell or otherwise dispose of assets. In addition, a change in control of the General Partner, the Partnership or the Operating Partnership are events of default under the Year 2000 Revolving Credit Facility.

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

The covenants of the Indenture and the Year 2000 Revolving Credit Facility require certain financial ratios to be met before the Partnership can declare and make quarterly cash distributions to its unitholders. The Partnership does not currently meet these requirements. These restrictions, along with current operating conditions, planned capital spending and debt service requirements make it unlikely that the Partnership will make cash distributions through 2001.

Capital Expenditures

The Partnership currently believes that the level of annual base capital expenditures over the next two years will be in the range of $15 to $20 million per year. Total capital expenditures for 2000 are anticipated to be approximately $25-$30 million, including the acquisition of BASF's 50% share of the acetylene plant at the Geismar complex.


Item 2-A Market Risk
--------------------

Interest Rate Risk - The Year 2000 Credit Facility provides up to $100 million under a revolving credit agreement with Fleet Capital Corporation. The credit facility expires on March 30, 2004, at which time all amounts outstanding must be repaid. Interest on borrowings under the revolving credit facility are determined, at the Operating Partnership's option, based on the applicable LIBOR rate (one, two, three or six month periods) plus a margin or the Base Rate. The Base Rate borrowing rate is the greater of (a) the prime rate as announced or quoted by Fleet Bank or (b) Federal Funds Effective rate plus .50%. At September 30, 2000, borrowings under the facility were $50.2 million and bore interest at a blended rate of 9.58%.

The Partnership is exposed to fluctuations in the LIBOR rate or the Base Rate. A change of 1% in the applicable rate would change the Partnership's annual interest cost by approximately $0.5 million based on the borrowings at September 30, 2000.

Commodity Risk - The Partnership generally does not use derivatives or other financial instruments such as futures contracts to manage commodity market risk. However, at certain times of the year the Operating Partnership will enter into contracts whereby it agrees to purchase a specified quantity of natural gas, a principal raw material, at a fixed price. Such contracts are generally not in excess of three months forward, and the Operating Partnership generally limits such forward purchases to 60% of a month's requirements. No such contracts are in place at September 30, 2000. In addition, the Partnership has entered into a fifteen-year supply agreement (commencing in 1997) to provide a long-term supply of ethylene, a raw material, and minimize price volatility. The purchase price for the product varies with the supplier's raw material and variable costs, which are market-driven, as well as its fixed costs. The Partnership evaluates all such contracts on the basis of whether committed costs are expected to be realized in light of current and expected selling prices when the commodities are consumed in manufactured products.

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



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

There have been no material developments in the ongoing legal proceedings that are discussed in the Partnership's 1999 Annual Report on Form 10-K.

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



Item 5.  Other Events
---------------------

On November 9, 2000, the Partnership announced that it will close its methanol operations in early January 2001, thereby completing its previously announced plan to exit its non-vinyl based basic chemical business segments.

Incorporated by reference is the Registrant's press release issued November 9, 2000, attached hereto as Exhibit 99.



Item 6.  Exhibits
-----------------

(a)  Exhibits:
     ---------
  99 Press Release dated November 9, 2000

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


                                         BORDEN CHEMICALS AND PLASTICS
                                         LIMITED PARTNERSHIP
                                         By BCP Management, Inc.,
                                         its General Partner


                                     By:
                                         -------------------------------------
                                                  James O. Stevning
                                         Chief Financial Officer and Treasurer
                                         Principal Accounting Officer



November 14, 2000