Form 10-K405
period 2000-12-31
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 2001-04-17
CIK 821202

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934


For the fiscal year ended: December 31, 2000    Commission file number:   1-9699
                           -----------------                              ------

                          BORDEN CHEMICALS AND PLASTICS
                               LIMITED PARTNERSHIP

         Delaware                                        31-1269627
--------------------------                 ------------------------------------
  (State of organization)                  (I.R.S. Employer Identification No.)

 Highway 73, Geismar, Louisiana 70734                   (614) 225-4482
---------------------------------------    ------------------------------------
(Address of principal executive offices)      (Registrant's telephone number)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

 Title of each class                  Name of each exchange on which registered
 -------------------                  -----------------------------------------

 Depositary Units Representing                New York Stock Exchange
  Common Units



SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              NONE
                     ________________________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by the referenced Part III and this Form 10-K or any amendment to this Form 10-K. [x]

                       __________________________________

     Aggregate market value in thousands of the Common Units held by non-affiliates of the Registrant based upon the closing price of such Units on April 3, 2001, was approximately $23.2 million.

Number of Common Units outstanding as of the close of business on April 3, 2001:
36,750,000.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The Exhibit Index is located herein at sequential page 33.

                                     PART I
Item I. Business
----------------

General

Borden Chemicals and Plastics Limited Partnership (the "Company" or "Partnership") is a limited partnership formed in 1987 to acquire, own and operate polyvinyl chloride resins ("PVC"), methanol and other chemical plants located in Geismar, Louisiana, and Illiopolis, Illinois, that were previously owned and operated by Borden, Inc. ("Borden"). In 1995, the Company, through its subsidiary operating partnership Borden Chemicals and Plastics Operating Partnership (the "Operating Partnership"), purchased a PVC resin manufacturing facility, from Occidental Chemical Corporation ("OxyChem"), located in Addis, Louisiana ("Addis Facility"). Historically, the Company's principal product groups were PVC Polymers Products, which consist of PVC resins and feedstocks (such as vinyl chloride monomer ("VCM") and acetylene), Methanol and Derivatives, which consist of methanol and formaldehyde, and Nitrogen Products, which consist of ammonia and urea. As discussed below, the Company made the decision in 2000 to exit the Methanol and Derivatives and Nitrogen Products businesses. On April 3, 2001, the Operating Partnership and its subsidiary, BCP Finance Corporation, (collectively, the "Debtors") filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code, 11 U.S.C. Sections 101 - 1330 (the "Bankruptcy Code"), in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under case number 01-1268(RRM) and 01-1269 (RRM) ("the Chapter 11 Cases"), respectively.

  The Company's production complex at Geismar, Louisiana, its plant at Illiopolis, Illinois, and the Addis Facility produce products for the following applications:

 Products                       Location                   Principal Applications
 --------                       --------                   ----------------------
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


PVC Polymers Products

  PVC Resins - PVC is the second largest volume plastic material produced in the world. The Company produces general purpose and specialty purpose PVC resins at three plants - one located at the Geismar complex, one at Illiopolis and another at Addis - with stated annual capacities of 550 million, 400 million and 600 million pounds of PVC resins, respectively. The PVC resin plants operated at approximately 78% and 80% of combined capacity in 2000 and 1999, respectively. Although there have been year-to-year fluctuations in product mix, the Company has over time concentrated on the higher margin grades of PVC resin and reduced its dependence on commodity pipe grade PVC resins, which have historically experienced lower margins. Based on data from the Society of the Plastics Industry, the Company believes its production currently accounts for approximately 9% of total industry domestic capacity of PVC resins.

  The PVC industry in both the United States and Europe has entered a consolidation and rationalization phase, evidenced by the mergers of OxyChem and Geon, Georgia Gulf and Condea Vista, BASF and Solvay, EVA and BSU Schkopag and Shin-Etso, Shell and Rovin in recent years.

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

  VCM is principally used in the production of PVC resins. The Company has the capability of producing VCM by two processes: an ethylene process and an acetylene process. The finished product of both of these processes is essentially identical but the production costs vary depending on the cost of raw materials and energy. The ability to produce VCM by either process allows the Company the flexibility of favoring the process that results in the lower cost at any particular time.

  Ethylene-Based VCM. Ethylene-based VCM ("VCM-E") is produced by the Company at a 650 million pound stated annual capacity plant at the Geismar complex. The plant operated at approximately 86% and 79% of capacity during 2000 and 1999, respectively. All of the production of the VCM-E plant is consumed by the Company's PVC resin plants at the Geismar complex and Illiopolis.

  Ethylene and chlorine constitute the principal feedstocks used in the production of VCM-E. Both feedstocks are purchased by the Geismar plant from outside sources.

  Acetylene-Based VCM. Acetylene-based VCM ("VCM-A") is produced at a 320 million pound stated annual capacity plant at the Geismar complex. During 2000 and 1999, the plant operated at approximately 72% and 63% of capacity respectively. All of the VCM-A produced at the Geismar complex is consumed by the PVC resin plants at Geismar and Illiopolis.

  As discussed below under acetylene, the VCM-A plant was idled in December 2000 due to the high cost of raw material feedstock.

  Acetylene. Acetylene is primarily used as a feedstock for VCM-A and for other chemical intermediates. Until January 2000, the Company had a 50% interest in a 200 million pound stated annual capacity acetylene plant at the Geismar complex, with the remaining 50% interest held by BASF Corporation ("BASF"). In January 2000, the Partnership purchased BASF's interest in the acetylene plant. During 2000 and 1999, the plant operated at approximately 69% and 83%, respectively, of capacity, with all production being consumed by either the Company or BASF.

  The principal feedstocks used in the production of acetylene are natural gas and oxygen. Oxygen is obtained from certain air separation units and related air compression systems, which are jointly owned by the Company, BASF (through December 31, 1999) and Air Liquide America Corporation. For a description of the Company's arrangements for the purchase of natural gas, see "Raw Materials".
                                                                 -------------

  Due to the dramatic increase in the cost of natural gas during 2000, the acetylene and VCM-A production processes became uneconomical to operate. In December 2000, these units were idled, and the Partnership does not intend to operate these units unless and until natural gas returns to economically acceptable levels. Subject to the orders of the Bankruptcy Court in the Chapter 11 Cases, the Partnership plans to increase its purchases of VCM and its production of VCM-E to replace the idled VCM-A capacity.

  The Company's principal competitors in the sale of PVC include Shintech, Formosa Plastics, Oxyvinyl, L.P. and Georgia Gulf.

Discontinued Operations

  In January 2000, the Partnership announced its intention to evolve into a focused PVC company and to explore ways to realize maximum value in the near term for its non-PVC businesses. On June 27, 2000, the Partnership announced its decision to exit the methanol and derivatives and nitrogen products business segments, as part of a process that included the sale of its formaldehyde and certain other assets for $48.5 million to a subsidiary of Borden. The sale of those assets was completed on July 28, 2000, with the Partnership receiving $38.8 million in cash and an interest-bearing note for $9.7 million which was paid in January 2001. The nitrogen products facilities were closed in July 2000, and the methanol production ceased in December 2000.


Raw Materials

  A principal purchased raw material used historically in the Company's operations is natural gas. In 2000, the Company purchased 54.2 million BTUs of natural gas for feedstock and as an energy source. Natural gas can be supplied by pipeline to the Geismar complex by six major natural gas pipelines. The Company purchases the majority of its natural gas under fixed-term, market sensitive supply contracts. In 2000, the cost of purchasing natural gas increased to unprecedented levels, with natural gas increasing from an average of $2.25 per million BTU in 1999 to over $3.73 per million BTU, with monthly prices exceeding $6 per million BTU in December and $10 per million BTU in January 2001. As a consequence, the Company has idled or shutdown its production units that consume natural gas as a feedstock and currently is consuming gas only as an energy source. In this operating mode, annual consumption is approximately 12 million BTUs, and natural gas is currently being purchased from one supplier. There can be no assurance that the Company will in the future be able to purchase adequate supplies of natural gas at acceptable price levels to again utilize natural gas as a feedstock.

  The Company purchases other raw materials for its operations, principally ethylene and chlorine. Ethylene is currently supplied by pipeline to the Geismar facility by several suppliers. Chlorine is supplied by rail car and pipeline to the Geismar complex by various suppliers. The major raw material for the Illiopolis PVC plant, VCM, is supplied by rail car from the Geismar facility. In addition, in connection with the production of certain specialty grades of PVC resins, the Company purchases certain quantities of vinyl acetate monomer. See "PVC Polymers Products-Production Process". The Company purchases its VCM requirements for the Addis Facility under a VCM supply agreement entered into with Oxyvinyl, LP.

  Because raw materials have accounted for a high percentage of the Company's total production costs, and are expected to continue to represent a high percentage of such costs for the Company, the Company's ability to pass on increases in costs of these raw material feedstocks will have a significant impact on operating results. The ability to pass on increases in feedstock and fuel costs is, to a large extent, dependent on the then existing market conditions. If the Company is unable to pass on increases in these costs, it could materially adversely affect the Company's income and cash flow from operations and its ability to service its debt obligations.



Insurance

  The Company maintains property, business interruption and casualty insurance which it believes is in accordance with customary industry practices, but it is not fully insured against all potential hazards incident to its business. The Company also maintains pollution legal liability insurance coverage. However, because of the complex nature of environmental insurance coverage and the rapidly developing case law concerning such coverage, no assurance can be given concerning the extent to which its pollution legal liability insurance, or any other insurance that the Company has, may cover environmental claims against the Company. Insurance, however, generally does not cover penalties or the costs of obtaining permits. See "Item 3 - Legal Proceedings".

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

Marketing and Sales

  Marketing and sales activities are conducted by PVC sales and marketing department.

  This group is comprised of 16 people, including a Vice President of Sales and Marketing, a Director of Sales, two Product Managers, seven Regional Sales personnel, and three Service managers, along with a small, office support staff.

  The group is headquartered in Baton Rouge, LA with professional sales personnel geographically positioned throughout the United States.

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

Utilities

  The Geismar complex operates three high thermal efficiency co-generation units providing the site with low cost electricity and steam. Each unit is composed of a natural gas burning turbine/generator unit combined with a steam producing heat recovery system (i.e., the "co-generation" of electricity and steam).

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

  Water requirements at the Geismar complex are obtained through Monochem from the Mississippi River. At Illiopolis, a municipal water company supplies the facility with its water requirements. Because the Illiopolis facility represents a significant portion of the demand for water supply from the municipal water company, the Company manages the operations of the water company on a cost-reimbursed basis. The Addis Facility obtains its electricity and water requirements from local public utilities. Natural gas can be supplied by pipeline from various suppliers.



Purchase and Processing Agreements

  In connection with the formation of the Company in 1987, Borden entered into certain purchase agreements ("Purchase Agreements") and processing agreements ("Processing Agreements") with the Company covering the following products: PVC resins, methanol, ammonia, urea, formaldehyde and urea-formaldehyde concentrate. These agreements were transferred to Borden Chemical, Inc. ("BCI") in 1997 and the agreement to purchase PVC resins was assigned to and renegotiated with a third party in connection with the sale of certain businesses by Borden in 1996 and 1997.

  The Purchase Agreements and Processing Agreements with BCI were terminated in 2000 as part of the agreement for the Company to sell its formaldehyde and related assets to BCI. The agreements called for BCI to purchase most of its requirements for the applicable products based on pricing formulas. The Company believes that the pricing formulas set forth in the Purchase and Processing Agreements in the past provided aggregate prices and processing charges that BCI would have been able to obtain from unaffiliated suppliers, considering the magnitude of BCI's purchases, the long-term nature of such agreements and other factors.



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

  Borden has agreed that, so long as BCP Management, Inc. ("BCPM") is the general partner of the Company, Borden will not engage in the manufacture or sale in the United States of acetylene, VCM or PVC resins. However, if BCPM (i) is removed as general partner by the Unitholders under circumstances where cause exists or (ii) withdraws as general partner under circumstances where such withdrawal violates the existing partnership agreements ("Partnership Agreements"), Borden has agreed not to engage in such manufacture or sale for a period of two years from the date of such removal or withdrawal. If Borden were to sell any of its manufacturing facilities to an unaffiliated purchaser that is not a successor to Borden, the purchasers of such facilities would be free to compete with the Company.

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

  The Company does not directly employ any of the persons responsible for managing or operating the business of the Company, but instead relies on the officers and employees of the General Partner and of Borden who provide support to or perform services for the General Partner and reimburses the General Partner or Borden (on its own or on the General Partner's behalf) for their services.

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

  The 1990 Clean Air Act Amendment further requires "enhanced monitoring" of the emissions from certain pieces of equipment. Although monitoring systems are already in place at the Geismar, Illiopolis and Addis plants, capital expenditures may be necessary to comply with the "enhanced monitoring" requirements.

  In late 1996 the Illiopolis plant discovered through emission stack testing that the actual emissions from a specific dryer were higher than calculated using emissions factors and engineering estimates. These new emission numbers were reported to the Illinois Environmental Protection Agency, and an air pollution control devise known as a baghouse was installed on the unit in 1998 at a cost of $1.3 million.

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

  In March 1998, the United States Department of Justice ("DOJ") and the Company signed a consent decree (the "Consent Decree") to resolve an enforcement proceeding brought against the Company and BCPM, for alleged violations of the Clean Air Act and other environmental statutes at the Geismar facility. In June 1998, the U.S. District Court for the Middle District of Louisiana accepted the Consent Decree into record, and the proceedings were closed. See "Item 3 - Legal Proceedings".

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

  Solid and Hazardous Waste. The Geismar, Illiopolis and Addis plants generate hazardous and nonhazardous solid waste and are subject to the requirements of the Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The Company believes that the Geismar, Illiopolis and Addis plants are in material compliance with RCRA. However, see "Item 3 - Legal Proceedings".

  A primary trigger for RCRA requirements is the designation of a substance as a "hazardous waste". It is anticipated that additional substances will in the future be designated as "hazardous waste", which likely would result in additional capital expenditures or operating expenses for the Company.

  In accordance with the Consent Decree, the Company has applied for a RCRA permit for its valorization of chlorinated residuals ("VCR") unit. In addition, the settlement provides guidelines for future investigation and possible remediation of groundwater contamination. See "Item 3 - Legal Proceedings".

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

  The Consent Decree signed by DOJ and the Company in March 1998 resolved an enforcement proceeding against the Company and BCPM for alleged violation of CERCLA's reporting and other environmental requirements at the Geismar facility. See "Item 3 - Legal Proceedings".

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

  Areas of groundwater contamination have been identified at the Company's plants. It is the Company's policy, where possible and appropriate, to address and resolve groundwater contamination. The Company believes that environmental indemnities available to it would cover all, or a substantial portion of, known groundwater contamination. The Company does not believe that the known contamination will have a material adverse impact on the Company's operations. The Company believes that the Geismar, Illiopolis and Addis plants generally are in material compliance with all laws with respect to known groundwater contamination. At the Geismar complex, Borden and the Company have complied with the Settlement Agreement with the state of Louisiana and the Company is complying with the Consent Decree with DOJ, for groundwater remediation. See "Item 3 - Legal Proceedings".

  Present and Future Environmental Capital Expenditures. Although it is the Company's policy to comply with all applicable environmental, health and safety laws and regulations, all of the implementing regulations have not been finalized. Even where regulations or standards have been adopted, they are subject to varying and conflicting interpretations and implementation. In many cases, compliance with environmental regulations or standards can only be achieved by capital expenditures, some of which may be significant. Capital expenditures for environmental control facilities were approximately $3.1 million in 2000 and $2.8 million in 1999. Capital expenditures for environmental control facilities are expected to total approximately $2.0 million in 2001 (although such estimate could vary substantially depending on the outcome of the various proceedings and matters discussed herein, and no assurance can be given that greater expenditures on the part of the Company will not be required as to matters not covered by the environmental indemnity from Borden).

Borden Environmental Indemnity

  Under the Environmental Indemnity Agreement, subject to certain conditions, Borden has agreed to indemnify the Company in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale by Borden of the Geismar and Illiopolis plants to the Company (the "Transfer Date"). See "Item 3
- Legal Proceedings".

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

Employees

  The Partnership does not directly employ any of the persons responsible for managing and operating the Partnership, but instead reimburses BCPM for their services. On December 31, 2000, BCPM employed approximately 650 individuals.

Proceedings Under Chapter 11 of the Bankruptcy Code

  On April 3, 2001, the Debtors filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases have been procedurally
consolidated for administrative purposes only.   The  Debtors are currently
acting as debtors-in-possession pursuant to the Bankruptcy Code.

  Subsequent to the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to stabilize and continue business operations. The most significant of these orders
(i) approved an amendment to the Operating Partnership's Credit Agreement dated as of March 31, 2000, (the "Year 2000 Revolving Credit Facility") with Fleet Capital Corporation ("Fleet") as agent for itself and other lenders party thereto (the "DIP Lenders"). The amendment (the "DIP Loan Agreement")provides up to $100 million debtor-in-possession financing, (ii) permits continued operation of their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, and (iii) authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses.

  The DIP Loan Agreement provides the Operating Partnership with a revolving line of credit in an aggregate amount not to exceed $100 million, subject to borrowing base limitations. The aggregate borrowing limit can be increased to an amount not to exceed $120 million at the discretion of the DIP Lenders. The Operating Partnership will use amounts borrowed under the DIP Loan Agreement for its ongoing working capital needs and for certain other purposes of the Operating Partnership as permitted by the DIP Loan Agreement. The Operating Partnership granted a security interest to the DIP Lenders in substantially all of the Operating Partnership's assets as security for its obligations under the DIP Loan Agreement. All obligations under the DIP Loan Agreement will be afforded "super-priority" administrative expense status in the Chapter 11 Cases.


Cash Distributions

  Pursuant to its Amended and Restated Agreement of Limited Partnership, the Operating Partnership is required to distribute 100% of its Available Cash as of the end of each quarter on or about 45 days after the end of such quarter to Unitholders of record as of the applicable record date and to the General Partner. "Available Cash" means generally, with respect to any quarter, the sum of all cash receipts of the Partnership plus net reductions to reserves established in prior quarters, less cash disbursements and net additions to reserves in such quarter. The General Partner has broad discretion in establishing reserves, and its decisions regarding reserves could have a significant impact on the amount of Available Cash. The timing and amounts of additions and reductions to reserves may impact the amount of incentive distributions, if any, payable to the General Partner. As a result, distributions to Unitholders may over time be reduced from levels which would have been distributed if the General Partner were not able to control the timing of additions and reductions to reserves.

  Since 1998, adverse business conditions have considerably reduced revenues and operating margins and caused the Company to incur net losses. Consequently, no cash distributions have been declared since the fourth quarter of 1997. It is also highly unlikely that the Company will declare any cash distributions in the future during the Chapter 11 process or upon its resolution.


Forward-Looking Statements

  Certain statements in this Form 10-K, in particular, certain statements under "Item 1. Business", "Item 3. Legal proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation", are forward-looking. These can be identified by the use of forward-looking words or phrases such as "believe", "expect", "anticipate", "should", "plan", "estimate", "intend" and "potential" among others. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. While these forward-looking statements are based on the Partnership's reasonable current expectations, a variety of risks, uncertainties and other factors, including many which are outside the control of the Partnership, could cause the Partnership's actual results to differ materially from the anticipated results or expectations expressed or implied in such forward-looking statements. The risks, uncertainties and other factors that may affect the operations, performance, development and results of the Partnership include changes in the demand or pricing of its commodity products, changes in industry production capacities, changes in the supply of and costs of natural gas and other significant raw materials, loss of business from major customers, continuing availability of post-petition financing, negative market and credit impact from the Chapter 11 filing, unanticipated expenses, substantial changes in the financial markets, labor unrest, foreign competition, major equipment failure, unanticipated results in pending legal proceedings, changes in applicable environmental, health and safety laws and regulations and other factors.


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

  In 2000, the three formaldehyde plants were sold to BCI, the acetylene and VCM-A plants were idled, and the methanol, ammonia and urea plants were shut- down.

  The following table sets forth the approximate annual capacity of each of the principal manufacturing plants at the Geismar complex and the PVC plants at Illiopolis and Addis, all of which are owned by the Company except as noted.

                                                         Annual Stated Capacity
Plants                                                     (stated in millions)
------                                                    ---------------------

Geismar, LA:
  PVC Resins ............................................        550 lbs.
  Acetylene-based VCM ...................................        320 lbs.
  Ethylene-based VCM ....................................        650 lbs.
Acetylene ...............................................        200 lbs.
Illiopolis, IL:
  PVC Resins ............................................        400 lbs.
Addis, LA:
  PVC Resins ............................................        600 lbs.


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

  In April 1996 and November 1997, adjoining landowners filed separate tort actions in state court asserting personal injury and property value diminution as a result of releases of hazardous materials from the Geismar complex. The Company has reached a tentative settlement with the adjoining landowners in the amount of $0.8 million.

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

Chapter 11 Cases
----------------

  The Debtors commenced the Chapter 11 Cases on April 3, 2001. Additional information relating to the Chapter 11 Cases is set forth in Part 1, Item 1 of this Form 10-K under the caption "Proceedings under Chapter 11 of the Bankruptcy Code" and in Note 2 of the Notes to Consolidated Financial Statements under the caption "Proceedings under Chapter 11". Such information is incorporated herein by reference. Unsecured claims may be satisfied at less than 100% of their face value. It is impossible at this time to predict the actual recovery, if any, to which creditors of the company may be entitled. Management believes it is unlikely that the equity interests in the Company held by unitholders will have any value following resolution of the Chapter 11 process.

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

  In addition, the Company is subject to various other legal proceedings and claims which arise in the ordinary course of business. The management of the Company believes, based upon the information it presently possesses, that the realistic range of liability to the Company of these other matters, taking into account the Company's insurance coverage, including its risk retention program, and the Indemnity Agreement with Borden, would not have a material adverse effect on the financial position or results of operations of the Company. Many of the claims that are asserted in these other legal proceedings are subject to the automatic stay provided in the Bankruptcy Code and may eventually be resolved as part of the Chapter 11 Cases.


Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

  No matter was submitted during the fourth quarter of 2000 to a vote of security holders, through the solicitation of proxies or otherwise.

                                    Part II

Item 5.   Market for the Registrant's Common Equity and Related
-------   -----------------------------------------------------
                            Stockholder Matters
                            -------------------

  The Operating Partnership and its subsidiary, BCP Finance Corporation, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on April 3, 2001. The high and low sales prices for the Common Units, traded on the New York Stock Exchange on April 3, 2001 were $0.70 and $0.63, respectively. As of December 31, 2000 there were approximately 23,000 holders of record of Common Units. On April 4, 2001, the New York Stock Exchange notified the Partnership that the Exchange had suspended trading of the Common Units and intended to file an application to delist the Partnership's Common Units. At the present time, the

Partnership believes it is unlikely that the Common Units would have any value following resolution of the Chapter 11 Cases.

  The following table sets forth the 2000 and 1999 quarterly Common Unit data:

                                                        2000 Quarters
                                          --------------------------------------
                                           First     Second     Third     Fourth
                                          ------     ------     -----     ------
Cash distributions declared                $0.00      $0.00      $0.00      $0.00
Market price range:
  High                                     6 1/4      5          4 5/8      2 1/8
  Low                                      4 1/4      3 1/4      1 1/2        1/2

                                                         1999 Quarters
                                          --------------------------------------
                                           First     Second     Third     Fourth
                                          ------     ------     -----     ------
Cash distribution declared                 $0.00      $0.00     $0.00      $0.00
  Market price range:
    High                                    8          9 7/16    7 3/8      6 3/16
    Low                                     4 9/16     6 5/8     3 5/8      3 1/4

Item 6.   Selected Financial Data
-------   -----------------------

     The following table sets forth selected historical financial information for the Company for each of the five years ended December 31.

                             (in thousands except per Unit data, which is net of 1% General Partner interest)

                                                     2000         1999       1998       1997       1996
                                                 --------     --------   --------   --------   --------
Earnings Summary:
Net revenues                                     $491,055     $402,763   $372,854   $486,189   $464,496
Gross profit                                       37,031       43,557      8,425      4,398      9,602
(Loss) from
  continuing operations                           (75,117)(a)  (12,260)   (45,803)   (42,581)   (36,954)
(Loss) income from
  discontinued operations                          (8,795)     (11,731)     5,196     48,178     41,782
                                                 --------     --------   --------   --------   --------

Net (loss) income                                $(83,912)(a) $(23,991)  $(40,607)  $  5,597   $  4,828
                                                 ========     ========   ========   ========   ========

Per Unit data - basic and diluted:
(Loss) per unit from
  continuing operations                          $  (2.02)    $  (0.33)  $  (1.23)  $  (1.15)  $  (1.00)
(Loss) income from
  discontinued operations                           (0.24)       (0.32)      0.14       1.30       1.13
                                                 --------     --------   --------   --------   --------
-
Net (loss) income                                $  (2.26)    $  (0.65)  $  (1.09)  $   0.15   $   0.13
                                                 ========     ========   ========   ========   ========

Cash distributions
 declared per Unit                               $   0.00     $   0.00   $   0.00   $   0.15   $   0.35

Financial Statistics:

Current assets                                   $156,890     $152,391   $110,485   $149,368   $152,463
Current liabilities                                73,013       87,010     58,776     85,034    110,225
Property and equipment, net                       190,415      269,260    288,300    290,200    319,471
Total assets                                      388,837      480,851    461,696    500,186    525,705
Long-term debt                                    272,410      263,200    251,800    225,000    200,000
Total partners' capital                            34,568      118,480    142,471    183,078    208,200
Capital expenditures                               13,587       18,328     31,788     19,426     14,558
Depreciation                                       36,350       36,514     33,369     48,569     49,092
Interest expense                                   27,516       25,040     23,084     20,898     21,696

(a)  Includes a $58.1 million charge for impairment of long-lived assets.


Item 7.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

Overview and Outlook

  On April 3, 2001, the Debtors commenced the Chapter 11 Cases. The Chapter 11 Cases have been procedurally consolidated for administrative purposes only. The Debtors are currently acting as debtors-in-possession pursuant to the Bankruptcy Code.

  As mentioned previously, the Partnership has exited the Methanol and Derivatives and the Nitrogen Products businesses in 2000, and its revenues are now derived principally from the sale of PVC resins.

  The markets for and profitability of PVC resins have been, and are likely to continue to be, cyclical. Periods of high demand, high capacity utilization and increasing operating margins tend to result in new plant investment and increased production until supply exceeds demand, followed by periods of declining prices and declining capacity utilization and decreased margins until the cycle is repeated. In addition, markets for the Partnership's products are affected by general economic conditions and a downturn in the economy could have a material adverse effect on the Partnership, including, but not limited to, its ability to service its debt obligations. The demand for the Partnership's PVC products is primarily dependent on the construction and automotive industries.

  Historically, natural gas has been a principal raw material feedstock, the price of which has been volatile in recent years. The other principal feedstocks are ethylene and chlorine. Prices for these raw materials may change significantly from year to year.

  Prices for PVC improved somewhat during the first half of 1997, but then declined due to competitive market conditions experienced in the second half of 1997. Published prices for PVC during the fourth quarter of 1997 declined to an average of approximately $0.30 per pound. PVC continued to decline in 1998. General competitive conditions and reduced demand for PVC in the Far East kept downward pressure on selling prices through 1998 with the fourth quarter price in the $0.24 per pound range. Prices for PVC steadily increased each quarter in 1999, with the fourth quarter price averaging approximately $0.36 per pound. During the first half of 2000, selling prices continue to increased steadily, with prices reaching a high of approximately $0.42 per pound with strong volumes and profit margins. During the summer months, however, the demand for PVC resins declined significantly as customers took steps to control their inventory levels and due to seasonal customer plant shutdowns. Demand for PVC resins continued to be soft in the fourth quarter of 2000 as general economic conditions weakened the demand for construction and automotive applications. As a result, selling prices for PVC resins decreased every month over the second half of 2000. When combined with lower sales volumes due to decreased demand and increased raw material and energy costs due to the significant increases in the cost of natural gas, the Partnership incurred negative profit margins from PVC Products over the second half of the year.


Results of Operations

2000 Compared to 1999

Total Revenues

  Total revenues for 2000 increased $88.3 million or 22% to $491.1 million from $402.8 million in 1999.

  This increase was the result of a 28% increase in selling prices, with sales volumes remaining relatively flat. The increase in selling prices occurred over the first half of the year, with prices declining during the second half as industry market conditions worsened.

Cost of Goods Sold

  Total cost of goods sold increased to $454.0 in 2000 from $359.2 million in 1999. Expressed as a percentage of total revenues, cost of goods sold increased in 2000 to 92% compared to 89% in 1999.

  Gross profit for PVC Polymer Products declined to $37.0 million in 2000 from $43.6 million in 1999. Increased costs of chlorine and natural gas during 2000 more than offset the increased average selling prices of PVC resins during the year.

Impairment of Long-lived Assets

  In December 2000, the Partnership idled its acetylene plant and acetylene-based VCM plant due to unfavorable economic conditions. As a result, the fixed assets and other related assets of the idled facilities were reviewed for impairment and were determined to be impaired under SFAS No. 121. As a result, the Partnership recorded a $58.1 million charge in 2000 to write these assets down to fair value.

Interest Expense

  Interest expense during 2000 increased $2.5 million to $27.5 million from $25.0 million in 1999 due to an increase in the average outstanding amounts borrowed under the Partnership's credit facility from 1999 to 2000, and due to the write-off of debt issuance costs associated with the Partnership's previous credit facility.

Tax on Gross Margin

  Taxes on gross margin decreased $2.0 million to $0.7 million from $2.7 million in 1999. The decrease is directly attributable to the decline in profitability vs. the prior year.

Loss from Continuing Operations

  The loss from continuing operations incurred by the Partnership was $75.1 million vs. $12.3 million in 1999. As discussed above, the loss was due to declines in gross margin and the impairment charge recorded to write-down the carrying value of long-lived assets.

Loss from Discontinued Operations

  A net loss from discontinued operations of $10.2 million was incurred from discontinued operations in 2000 vs. a net loss of $11.7 million in 1999. Depressed selling prices for methanol, ammonia and urea, and high natural gas costs caused to the continued losses from the discontinued businesses. In 2000, a net gain of $1.4 million was recognized on the sale of the Partnership's formaldehyde and related assets.

Net Loss

  The net loss incurred by the Partnership was $83.9 million vs. $24.0 million in 1999. As discussed above, the decline was attributable to lower profit margins from continuing operations and the charge for impairment of long-lived assets.


1999 Compared to 1998

Total Revenues

  Total revenues for 1999 increased $29.9 million or 8% to $402.8 million from $372.9 million in 1998.

  This increase was the net result of a 21% increase in selling prices, offset by a 10% decrease in sales volumes. The increase in selling prices was primarily due to improved industry market conditions in the second half of 1999.

Cost of Goods Sold

  Total cost of goods sold decreased to $359.2 million in 1999 from $364.4 million in

1998. Expressed as a percentage of total revenues, cost of goods sold decreased in 1999 to 89% compared to 98% in 1998.

  Gross profit for PVC Polymer Products increased to $43.6 million in 1999 from the $8.4 million recorded in 1998. Sales price increases more than offset increased raw material costs and lower volumes.


Interest Expense

  Interest expense during 1999 increased $1.9 million to $25.0 million from $23.1 million in 1998 due to an increase in the average outstanding amounts borrowed under the Partnership's credit facility from 1998 to 1999.

Tax on Gross Margin

  Taxes on gross margin decreased to $2.7 million from $6.8 million in 1998. As a result of changes in partnership tax laws, a one-time charge of $5.8 million to record a deferred tax provision is reflected in 1998.

Loss from Continuing Operations

  The loss from continuing operations incurred by the Partnership was reduced to $12.3 million in 1999 from $45.8 million in 1998. As discussed above, this improvement is attributable to improvements in gross profits as increased selling prices in PVC more than offset increased raw material costs and lower volumes

Loss/Income from Discontinued Operations

  A loss of $11.7 million was incurred from discontinued operations in 1999 vs. income of $5.2 million in 1998. The decline in results was due to declines in selling prices for methanol, ammonia and urea, lower sales volumes for methanol, and increased costs for raw materials, primarily natural gas.

Net Loss

  The net loss incurred by the Partnership was reduced to $24.0 million in 1999 from $40.6 million in 1998. As discussed above, this improvement was attributable to improved margins from continuing operations offset by losses from discontinued operations.


Liquidity and Capital Resources

  Cash Flows from Operations. Cash used by operations in 2000 totaled $19.2 million, vs. cash provided by operations of $1.5 million in 1999, due to the increase in the Partnership's net loss as well as an increase in working capital requirements and other requirements. Cash provided by operations decreased $9.4 million from 1999 to 1998 as the reduction in the Partnership's net loss was offset by an increase in working capital requirements.

  Cash Flows from Investing Activities. Capital expenditures totaled $13.6 million and $18.3 million for 2000 and 1999, respectively. These expenditures were primarily for environmental projects, the Partnership's enterprise system and other non-discretionary capital expenditures. In 2000, the Partnership purchased the remaining 50% ownership in its acetylene plant for $15.9 million. Cash proceeds from the sale of its formaldehyde plant and related assets totaled $38.8 million in 2000, with a $9.7 million note receivable that was due and received in January 2001.

  Cash Flows from Financing Activities. Cash flows from financing activities were

$8.1 million in 2000 and $11.4 million in 1999, which were primarily the result of net increases in borrowings under its credit facilities.

  Pursuant to its Amended and Restated Agreement of Limited Partnership, the Partnership is required to make quarterly distributions to Unitholders and the General Partner of 100% of its Available Cash, if any. Available Cash means generally, with respect to any quarter, the sum of all cash receipts of the Partnership plus net reductions to reserves established in prior quarters, less all of its cash disbursements and net additions to reserves in such quarter. The General Partner may establish such reserves, as it deems necessary or appropriate in its reasonable discretion, to provide for the proper conduct of the business of the Partnership or the Operating Partnership and to stabilize distributions of cash to Unitholders and the General Partner and such other reserves as are necessary to comply with the terms of any agreement or obligation of the Partnership. No cash distribution was made during 2000 or 1999; a cash distribution of $3.7 million was made during the first quarter of
1998.   It is highly unlikely that the Company will declare any cash distributions in the future during the Chapter 11 process or upon resolution.


Liquidity

  The Partnership has incurred net losses of $83.9 million, $23.9 million and $40.6 million in 2000, 1999, and 1998, respectively. During 2000, the Partnership exited its Methanol and Derivatives and Nitrogen Products operations that were dependent on natural gas as a raw material feedstock. Increased production capacities outside of the United States that take advantage of low cost supplies of natural gas had resulted in the Partnership incurring significant losses from these businesses competing against low cost global producers.

  During the second half of 2000, the Partnership incurred significant losses from continuing operations, as market conditions in the PVC resin industry deteriorated. Industry resin capacity increases combined with a significant downturn in consumption from PVC converters, which was a result of inventory control efforts by the converters and reduced demand from end users due to sluggish economic conditions, caused the Partnership's sales volume and selling prices to fall well below profitable levels. Further, the cost of natural gas increased to unprecedented levels during the second half of the year. This caused the Partnership's production costs to rise dramatically, as natural gas affected both raw material costs and energy costs.

  The Debtors elected to commence the Chapter 11 Cases because, despite management's continuing efforts to reduce the exposure to natural gas, depressed resin prices and demand converged with sharply increased energy costs in the first quarter of 2001 to create a critical debt and liquidity situation. Management is in the process of developing strategies to restructure the Operating Partnership's financial affairs and allow it to emerge from bankruptcy. These strategies could include seeking strategic investors, lenders, and/or joint venture partners, selling substantial assets or pursuing other strategic transactions including a merger, joint venture or asset sale. There can be no assurance that management's efforts in this regard will be successful. The support of vendors, customers, lenders, unitholders and employees will continue to be key to the Operating Partnership's future success.

   Management has undertaken several initiatives to improve liquidity, including idling unprofitable or high cost assets and production facilities, wage freezes, reductions-in-force and entering into the DIP Loan Agreement. However, given current business and market conditions, there can be no assurance that the Operating Partnership will be able to meet its financial obligations in the future.


  The Operating Partnership entered into the DIP Loan Agreement subsequent to the commencement of the Chapter 11 Cases. The DIP Loan Agreement will terminate upon the earlier of an Event of Default (as such term is defined in the DIP Loan Agreement) or December 28, 2001. The DIP Loan Agreement provides the Operating Partnership with a revolving line of credit for loans in an aggregate amount not to exceed $100 million subject to borrowing base limitations. The aggregate borrowing limit can be increased to an amount not to exceed $120 million at the DIP Lenders' discretion. The Operating Partnership granted a security interest in substantially all of the Operating Partnership's assets to the DIP Lenders as security for the Operating Partnership's obligations under the DIP Loan Agreement. The availability of borrowings under the DIP Loan Agreement is reduced by borrowings outstanding under the Year 2000 Revolving Credit Facility. The Operating Partnership will use all amounts borrowed under the DIP Loan Agreement for its ongoing working capital needs and for certain other purposes of the Operating Partnership as permitted by the DIP Loan Agreement.

  Under the DIP Loan Agreement, the Operating Partnership, at its option, may make either LIBOR based or Base Rate Borrowings. The applicable interest rate for LIBOR based borrowings is LIBOR plus 3.00%, and for Base Rate Borrowings, is Base Rate plus 1.25%.


  Prior to the commencement of the Chapter 11 Cases, the Operating Partnership and the DIP Lenders were parties to the Year 2000 Revolving Credit Facility, which provided for a revolving credit facility of up to $100 million subject to borrowing base limitations. As of December 31, 2000, the Operating Partnership had $72.4 million outstanding under the Year 2000 Revolving Credit Facility. See Note 6. "Debt" of the Notes to the Consolidated Financial Statements. The Operating Partnership's obligations under the Year 2000 Revolving Credit Agreement are among the liabilities of the Operating Partnership subject to settlement under the Chapter 11 Cases.


  The DIP Loan Agreement contains covenants that place significant restrictions on, among other things, the ability of the Operating Partnership to incur additional indebtedness, make distributions, engage in certain transactions with affiliates, create liens or other encumbrances, merge or consolidate with other entities, make certain acquisitions, make certain capital expenditures, and sell or otherwise dispose of assets. In addition, a change in control of the General Partner, the Partnership or the Operating Partnership are events of default under the DIP Loan Agreement.

  On May 1, 1995, the Operating Partnership issued $200 million aggregate principal amount of 9.5% Notes due 2005 (the "Notes") pursuant to an Indenture dated as of May 1, 1995 (the "Indenture"). The Notes are senior unsecured obligations of the Operating Partnership.


  As a result of the filing of the Chapter 11 Cases, no principal or interest payments will be made on any pre-petition debt except as approved by the Bankruptcy Court.


Capital Expenditures

    The Partnership currently believes that the level of annual base capital expenditures for 2001 will be in the range of $9 to $12 million, with the expenditures to be mainly for required environmental, safety and other non-discretionary projects. This estimate reflects limitations placed on capital expenditures by the DIP Loan Agreement.

Item 7-A Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------

  Interest Rate Risk - The Year 2000 Credit Facility provided up to $100 million under a revolving credit agreement with Fleet Capital Corporation. Interest on borrowings under the revolving credit facility was determined, at the Operating Partnership's option, based on the applicable LIBOR rate (one, two, three or six month periods) plus a margin or the Base Rate. The Base Rate borrowing rate is the greater of (a) the prime rate as announced or quoted by Fleet Bank or (b) Federal Funds Effective rate plus .50%. At December 31, 2000, borrowings under the facility were $72.4 million and bore interest at an average rate of 9.5%.

   The Partnership is exposed to fluctuations in the LIBOR rate or the Base Rate. A change of 1% in the applicable rate would change the Partnership's annual interest cost by approximately $0.7 million based on the borrowings at December 31, 2000.

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

    Foreign Exchange and Equity Risk - The Partnership is not exposed to significant foreign exchange or equity market risk.

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------
                                                              Sequential
Index to Financial Statements                                    Page
-----------------------------                                 ----------

Report of Independent Accountants                                 39
Consolidated Statements of Operations for the years
 ended December 31, 2000, 1999 and 1998                           40
Consolidated Statements of Cash Flows for the years
 ended December 31, 2000, 1999 and 1998                           41
Consolidated Balance Sheets as of December 31, 2000
 and 1999                                                         42
Consolidated Statements of Changes in Partners'
 Capital for the years ended December 31, 2000, 1999
 and 1998                                                         43
Notes to Consolidated Financial Statements                        44-54

Financial Statement Schedule:
  II - Valuation and Qualifying Accounts for the years
     ended December 31,2000, 1999 and 1998                        55

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

   The Partnership is a limited partnership (of which BCPM is the General Partner) and has no directors or officers. The directors, officers and employees of the General Partner and Borden perform management and non-supervisory functions for the Partnership.

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

   As sole stockholder of BCPM, Borden elects directors of BCPM on an annual basis. Set forth below is certain information concerning the Directors and Executive Officers of BCPM as of March 1, 2001. Their terms of office extend to the next annual meeting of BCMP or until their earlier resignation or replacement.


                 Name                   Position and Office with       Age on Dec. 31     Served in Present
                                             General Partner               2000             Position Since
------------------------------------------------------------------------------------------------------------

William H. Carter              Director and Chairman                        47                  2000
Mark J. Schneider              Director, President and Chief Executive
                               Officer                                      55                  2000

William F. Stoll, Jr.          Director and Vice Chairman                   52                  2001
E. Linn Draper, Jr.            Director                                     58                  1996
Edward H. Jennings             Director                                     63                  1989
George W. Koch                 Director                                     74                  1987
Ronald P. Starkman             Director                                     46                  1998
Ronald Bryan                   Vice President- Sales and Marketing
                                                                            48                  2000
Marshall D. Owens, Jr.         Vice President - Manufacturing               57                  1997
Robert R. Whitlow, Jr.         Vice President, Treasurer and Chief
                               Financial Officer                            52                  2001


  William H. Carter, Chairman, has been a director of BCPM since 1995. He was named Chairman of the Board of Directors in January 2000 and acted as interim President and Chief Executive Officer from January to June 2000. He is also Executive Vice President and Chief Financial Officer of Borden, a position he has held since April 1995. He is also a Director of AEP Industries, Inc.

  Mark J. Schneider was elected a Director, President and Chief Executive Officer of BCMP June, 2000. Prior to that, from 1992 to September 1999, he was Vice President Olefins and Vinyls for CONDEA Vista Company.

  William F. Stoll, Jr. has been a director of BCPM since 1996. He was elected Vice Chairman of BCMP in February 2001. He is Senior Vice President and General Counsel of Borden, Inc., a position he has held since July 1996. Prior to joining Borden, he was Vice President and Deputy General Counsel of Westinghouse Electric Corporation, a position he held since January 1993. He is also a Director of AEP Industries, Inc.

  E. Linn Draper, Jr. has been a director of BCPM since 1996. He is Chairman, President and Chief Executive Officer of American Electric Power Company, Inc. and American Electric Power Service Corporation, positions he has held since 1993.

  Edward H. Jennings has been a director of BCPM since 1989. He is also a professor and President Emeritus of The Ohio State University. He served as president of The Ohio State University from 1981 to 1990. Dr. Jennings is also a director of Lancaster Colony, Inc.

  George W. Koch has been a director of BCPM since 1987. He has been Of Counsel, in the law firm of Kirkpatrick & Lockhart since January 1992. From April 1990 through December 1991, he was a partner in Kirkpatrick & Lockhart.

  Ronald P. Starkman has been a director of BCPM since 1998. He is Senior Vice President and Treasurer of Borden, Inc., a position he has held since November 1995. Prior to that, he was Senior Managing Director of Claremont Capital Group, Inc. from December 1994 to November 1995.

  Ronald Bryan was elected Vice President Sales and Marketing of BCPM effective October 25, 2000. Prior thereto he held various management positions with CONDEA Vista Company from July 1996 to October 2000.

  Marshall D. Owens, Jr. is Vice President of Manufacturing for BCPM, a position he has held since October 1997. Prior thereto, he served as Director of Manufacturing since 1993.

  Robert R. Whitlow, Jr. was elected a Vice President, Chief Financial Officer and Treasurer of BCPM effective February 5, 2001. Prior to joining the Company he was a consultant with Paul L. Comstock Co., investment advisors. From 1994 to 1999 he was Manager of Finance and Treasurer of CONDEA Vista Company.


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

      No Disclosure Required.

Item 11.  Executive Compensation
--------  ----------------------

  The Partnership has no directors or officers. The directors and officers of BCPM receive no direct compensation from the Partnership for services to the Partnership. The Partnership reimburses BCPM for all direct and indirect costs incurred in managing the Partnership.

  The following table sets forth all cash compensation paid and accrued by Borden or BCPM and reimbursed by the Partnership for services rendered during the periods indicated by each Chief Executive Officer and three other executive officers of BCPM whose remuneration exceeded $100,000 as of December 31, 2000 (the "Named Executive Officers").

================================================================================================================================
                                                  SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------------------
                                                    ANNUAL COMPENSATION               LONG TERM COMPENSATION
                                      ==========================================================================
                                                                                              AWARDS                    ALL
                                                                         OTHER      ============================       OTHER
NAME AND                                                                 ANNUAL         SECURITIES UNDERLYING      COMPENSATION
PRINCIPAL                                                             COMPENSATION         OPTIONS/LSAR                 (e)
POSITION                     YEAR        SALARY ($)    BONUS ($)           ($)                  (#)                     ($)
--------------------------------------------------------------------------------------------------------------------------------

M.J. SCHNEIDER                 2000     161,538          86,735 (a)     43,790 (d)           225,000           12,532
President and CEO
--------------------------------------------------------------------------------------------------------------------------------

J.M. SAGGESE (1)               2000           0               0              0                     0                0
Former Chairman, President &   1999     510,000 (b)     512,710              0                14,000
CEO                            1998     100,000 (b)           0              0                 7,000
--------------------------------------------------------------------------------------------------------------------------------

W.H. CARTER                    2000           0 (c)           0 (c)          0                     0                0 (c)
Chairman and Former
Acting President and CEO
--------------------------------------------------------------------------------------------------------------------------------

W.P. LEONARD (2)               2000     242,000               0              0                46,500           36,666
Former Executive V.P. and      1999     242,000         278,285                               13,000
Chief Operating Officer        1998     227,108          52,272                                6,500
--------------------------------------------------------------------------------------------------------------------------------

M.D. OWENS, JR.                2000     193,475          25,000              0               109,000           18,082
V.P. - Manufacturing           1999     172,425         160,474                                8,000
                               1998     165,285          25,728                                4,000
--------------------------------------------------------------------------------------------------------------------------------

J.O. STEVNING (3)              2000     153,678         100,000 (f)          0               105,000           16,683
Former V.P. and Chief
Financial Officer
================================================================================================================================

(a)  Mr. Schneider's signing bonus was used to purchase units of the company.
(b) Represents approximate amount of reimbursement paid to Borden by the Partnership in consideration for services provided by Mr. Saggese to the Partnership. Mr. Saggese received aggregate salary from Borden of $519,808 and $496,461 for the years 1999 and 1998, respectively. Additionally Mr. Saggese received certain bonuses and other compensation in consideration for his services rendered to Borden for which the Partnership did not have any reimbursement obligations.
(c)  No compensation was paid by the Partnership to Mr. Carter for his services.
(d)  Reimbursement for tax payments.
(e)  All Other Compensation is identified in the table below.
(f)  Signing bonus paid to Mr. Stevning under the terms of his employment.

(1)  Mr. Saggese retired as Chairman, President and CEO January 25, 2000.
(2)  Mr. Leonard retired December 31, 2000.
(3)  Mr. Stevning resigned as Chief Financial Officer effective February 5,
     2001.

                                  MATCHING
                              CONTRIBUTIONS (RSP   RELOCATION      UNUSED
                     YEAR        AND ESP)(a)        EXPENSE      VACATION PAID      TOTAL
                     ----        -----------        -------      -------------      -----
Schneider, M.J.      2000           4,063            8,469              0          12,532

Saggese, J.M.        2000               0                0              0               0

Carter, W.H.         2000               0                0              0               0

Leonard, W.P.        2000          26,815                0          9,851          36,666

Owens, M.D.          2000          18,082                0              0          18,082

Stevning, J.O.       2000          16,683                0              0          16,683

(a) RSP and ESP refer to the Company's Retirement Savings Plan and the executive supplemental benefit plans.

The following table sets forth information concerning individual grants of stock options and free standing unit appreciation rights ("UARs") made during 2000 to each of the Named Executive Officers.

                    Option/UAR(a) Grants in Last Fiscal Year
                    ----------------------------------------

                                                                                  Potential Realizable
                                                                                   Value at Assumed
                                                                                 Annual Rates of Stock
                                                                                  Price Appreciation
                               Individual Grants                                  For Option Term (a)
                         -----------------------------                            --------------------
                          Number Of      Percent Of
                          Securities    Total Option
                          Underlying    SARs Granted    Exercise Or
                         Option/SARs    To Employees     Base price   Expiration
     Name                Granted (#)   In Fiscal Year   ($/Sh)        Date                       5%($)             10%($)
-----------------------  -----------   --------------   -----------   ----------  -------------------   ----------------

Carter, W.H.                       0                0             -            -                    -                  -

Saggese, J.M.                      0                0             -            -                    -                  -

Schneider, M.J.              225,000             21.5%         3.75   18-Apr-07               344,250            800,482

Leonard, W.P.                 46,500              4.4%         3.75   31-Dec-03                27,486             57,718

Stevning, J.O.               105,000               10%         3.75   18-Apr-07               160,293            373,559

Owens, M.D.                  109,000             10.4%         3.75   18-Apr-07               166,399            387,789

  (a) UARs are unit appreciation rights which, in the event the fair market value of one Unit equals or exceeds the Base Price of such UAR at the time of exercise of such UAR, entitles the holder thereof to receive, upon exercise of such UAR, cash in an amount equal to the excess of the Fair Market Value of one Unit on the date of exercise over the exercise price of such UAR. Based on a December 29, 2000 unit price of $0.625, none of the UARs were in-the-money.

 The UAR's vest 50% after two years, with the balance vesting after three years.

     The following table provides information on unit appreciation rights (UARs) exercised during 2000 by the Named Executive Officers and the value of their unexercised UAR's and phantom units at December 31, 2000.



              Aggregated Options/SAR Exercises in Last Fiscal Year
              ----------------------------------------------------
                     and Fiscal Year-End Options/SAR Values
                     --------------------------------------

                          Number of Securities                         Value of Unexercised
                         Underlying Unexercised                            In-the-Money
                             Options/UARs At                               Options/UARs
                           Fiscal Year-End (#)                        At Fiscal Year-End ($)
====================================================================================================

Name                      Exercisable(1)      Unexercisable(1)      Exercisable      Unexercisable
====================================================================================================

M.J. Schneider                        0               225,000                (2)                 (2)
----------------------------------------------------------------------------------------------------

W.H. Carter                           0                     0                (2)                 (2)
----------------------------------------------------------------------------------------------------

J.M. Saggese                     17,837                17,500                (2)                 (2)
----------------------------------------------------------------------------------------------------

W.P. Leonard                     24,067                62,750                (2)                 (2)
----------------------------------------------------------------------------------------------------

J.O. Stevning                    10,103               105,000                (2)                 (2)
----------------------------------------------------------------------------------------------------

M.D. Owens                       11,018               121,000                (2)                 (2)
====================================================================================================

(1) Includes UARs and phantom units.
(2) Based on a December 29, 2000 unit price of $0.625, none of the UARs were in-the-money.

Pension Plan

  The executive officers named above are employees of the General Partner or Borden and participate in Borden's pension plans. The Borden Employees Retirement Income Plan ("ERIP") for salaried employees was amended as of January 1, 1987, to provide benefit credits of 3% of earnings which are less than the Social Security wage base for the year plus 6% of earnings in excess of the wage base. Earnings include annual incentive awards paid currently but exclude any long-term incentive awards. Benefits for service through December 31, 1986 are based on the plan formula then in effect and have been converted to opening balances under the plan. Both opening balances and benefit credits receive interest credits at one-year Treasury bill rates until the participant commences receiving benefit payments. For 2000, the interest rate was 5.54% as determined in accordance with the plan language. Benefits vest after completion of five years of employment for employees hired on or after July 1, 1990.

  Borden's supplemental pension plan provides for a grandfathering of benefits for certain key employees as of January 1, 1983, that, generally speaking, provide for the payment of any shortfall if the sum of (a) the pension actually payable on retirement under the ERIP (and any excess of supplemental plans), together with (b) the amount (converted to a pension equivalent) attributable to Borden contributions that would be standing to the employee's credit at retirement under Borden's Retirement Savings Plan if the employee had contributed at the maximum permitted rate eligible for Company matching from December 31, 1983 until retirement, does not equal or exceed the sum of

(c) the retirement income calculated on the basis of the December 31, 1982, ERIP pension formula (with certain adjustments), and (d) the amount (converted to a pension equivalent) attributable to company contributions (equal to 3.3% of compensation) that would be standing to the employee's credit at retirement had the Borden's Retirement Savings Plan as in effect on January 1, 1983, been in effect continuously to retirement. The projected pension figure for J.M. Saggese appearing at the end of this section includes the effect of the foregoing grandfathering.

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

  The total projected annual benefits payable under the formulas of the ERIP at age 65 without regard to the Section 415 or 401(a)(17) limits and recognizing supplemental pensions as described above, are as follows for the above Named Executive Officers: M.J. Schneider - $21,652, J. M. Saggese - $367,215, (as of February 29, 2000), W. P. Leonard - $58,426, W.H. Carter - $125,843, J.O.
Stevning - $90,349, and M. D. Owens, Jr. - $37,830.

Compensation Committee Interlocks and Insider Participation

  W. H. Carter, who acted as Interim Chief Executive Officer from January to June, and M.J. Schneider, President and Chief Executive Officer, participate in deliberations concerning executive officer compensation; however, all executive compensation decisions are made by the Independent Committee of the Board of Directors of BCPM.

Compensation of Directors

  During 2000 the three independent directors of BCPM received a retainer of $15,000 per year plus a fee of $1,000 for each BCPM Board meeting attended. The Board functions in part through its Independent Committee. The three non-employee members of this committee are paid a meeting fee of $800 for each committee meeting attended. In addition, the three independent directors of BCPM were each granted 8,000 unit appreciation rights during 2000, pursuant to BCPM's Long Term Incentive Plan. During 2000, the Board met nine times, the Independent Committee met six times, and the Audit Committee met four times.


Employment Contracts, Termination of Employment and Changes-in-Control Arrangements

  Mr. Schneider's terms of employment provide him with severance and medical/dental benefits for 12 months in the event he is terminated without cause within 24 months of his employment date.

  Mr. Stevning's terms of employment provide him with severance, medical/dental benefits and executive outplacement for 12 months, and relocation benefits of up to $150,000, in the event his employment is terminated without cause within 24 months of his employment date. In addition, in the event that, following a change of control of the company, Mr. Stevning's base salary is decreased, he is asked to relocate, or his position or responsibilities are decreased, he will be eligible for 12 months severance benefits.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-------- --------------------------------------------------------------

  Since the Partnership is managed by its General Partner and has no Board of Directors, there are no "voting securities" of the Partnership outstanding within the meaning of Item 403(a) of Regulation S-K and Rule 12b-2 under the Securities Exchange Act of 1934. Based solely on a Form 13-D and amendments thereto filed with the SEC (the "Form 13-D), the partnership understands that as of December 15, 2000, the following individuals and entities (collectively, the "Holders") owned 2,249,324 common units or 6.1% of all outstanding units.

Name of Beneficial Owner               Number of Common Units  Percentage of Class
------------------------               ----------------------  -------------------
Marc H. Kozberg1                                140,000                  0.4%
Dr. Demetre Nicoloff1                           363,387                  1.0%
Robert H. Paymar1                               175,000                  0.5%
James A. Potter1                                116,837                  0.3%
Curtis L. Carlson Foundation2                    71,300                  0.2%
NAFCO Insurance Company
 Ltd. Of Bermuda1                                71,400                  0.2%
Revocable Trust of Glen D. Nelson1               50,000                  0.1%
Curtis L. Carlson Octagon Trust1                 42,300                  0.1%
Scott C. Gage1                                   15,000        less than 0.1%
Richard C. Gage1                                 10,000        less than 0.1%
Revocable Trust of Diana Nelson1                  5,000        less than 0.1%
Geoffrey C. Gage1                                 5,000        less than 0.1%
Wendy M. Nelson1                                 10,000        less than 0.1%
Jennifer L. Nelson Trust1                         7,500        less than 0.1%
Juliet A. Nelson Trust1                           7,000        less than 0.1%
Revocable Trust of Edwin C. Gage1                12,500        less than 0.1%
Revocable Trust of Barbara C. Gage1              12,500        less than 0.1%
BCU Investments, L.L.C.3                      1,134,100                  3.1%
Nanser J. Kazeminy3                         **1,134,100                  3.1%

**  Includes 1,134,100 Common Units owned by BCU Investments, L.L.C.

1 According to the Form 13-D, the business address for the members of the Group is Dougherty Summit Securities LLC, 90 South Seventy Street, Suite 4000, Minneapolis, MN 55402.

2 According to the Form 13-D, the business address for these members of the Group is 701 Carlson Parkway, Minneapolis, MN 55459-8215.

3 According to the Form 13-D, the business address for these members of the Group is c/o BCU Investments, L.L.C., 7803 Glenroy Road, Bloomington, MN, 55459-8215.

Securities Ownership of Management
----------------------------------

  The following table shows for (i) each director, (ii) each Named Executive Officer and (iii) all directors and executive officers as a group, the beneficial ownership of Units as of December 31, 2000.


Name of Beneficial Owner                 Units   Percent of Units Held
------------------------                 -----   ---------------------

Mark J. Schneider                        50,700          *
Joseph M. Saggese                        20,000          *
George W. Koch                           20,700          *
Edward H. Jennings                        1,000          *
William H. Carter                         1,000          *
Ronald P. Starkman                        6,000          *
E. Linn Draper, Jr.                           0          *
William F. Stoll, Jr.                         0          *
Wayne P. Leonard                         25,000          *
Marshall D. Owens, Jr.                       30          *
James O. Stevning                             0          *
All directors and executive officers
 as a group                             124,430          *


* Represents less than 1% of the outstanding units.


Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

  The Partnership is managed by BCPM pursuant to the Partnership Agreement. Subject to the orders of the Bankruptcy Court in the Chapter 11 cases, the Partnership Agreement entitles BCPM to reimbursement of certain costs of managing the Partnership. These costs include compensation and benefits payable to officers and employees of BCPM, payroll taxes, general and administrative costs and legal and professional fees. Note 5 of Notes in Consolidated Financial Statements of the Partnership contained on pages 44-53 of this Form 10-K Annual Report contains information regarding relationships and related transactions.

  Mr. Koch is Of Counsel, retired, with Kirkpatrick & Lockhart, a law firm which represents the Partnership and its affiliate Borden Chemical, Inc., in connection with environmental, insurance, and other matters. The Partnership believes that the terms of such services are on terms no less favorable to the Partnership and its affiliates than if such services were procured from any other law firm competent to handle the same matters.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
--------  ----------------------------------------------------
           on Form 8-K
           -----------

(a)   1.  Financial Statements
          --------------------

         a. The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated April 5, 2001 are contained on pages 39 through 54 of this Form 10-K Annual Report.

   2.  Financial Statement Schedule
       ----------------------------

         II - Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998, are contained on page 55 of this Form 10-K annual report.

  3.  Exhibits
      --------

    Management contracts, compensatory plans and arrangements are listed herein at Exhibit 10.40.

       2.1(1) Asset Transfer Agreement dated as of August 12, 1994 and amended as of January 10, 1995, and March 16, 1995, between the Borden Chemicals and Plastics Operating Limited Partnership (the "Operating Partnership") and Occidental Chemical Corporation ("OxyChem") and the forms of VCM Supply Agreement and PVC Tolling Agreement annexed thereto

       3.1(2)   Restated Certificate of Incorporation of BCPM

       3.2(3)   Amended by-laws of BCPM

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

       4.2(9) Indenture dated as of May 1, 1995 of 9.5% Notes due 2005 between the Operating Partnership and The Chase Manhattan

                Bank (National Association), as Trustee

       4.3(5) Rights Agreement between the Partnership and Harris Trust and Savings Bank, as Rights Agent, dated as of April 8, 1997.

       4.4(6) First Amendment to Rights Agreement between the Partnership and Harris Trust and Savings Bank, as Rights Agent, dated as of August 14, 1997.

       10.1(10) Revolving Credit Agreement, dated March 31, 2000, between the
                Operating Partnership and Fleet Capital Corporation, as Agent and as a lender, and other lenders.

       10.2(3) Conveyance and Transfer Agreement Dated as of June 27, 2000 by and between the Operating Partnership and Borden Chemical, Inc.

       10.3 Utilities and Service Agreement dated as of July 28, 2000 by and between Borden Chemical, Inc. and the Partnership

       10.4 Barge Dock Agreement dated as of July 28, 2000 by and between Borden Chemical, Inc. and the Partnership

       10.5 Environmental Indemnity Agreement dated as of July 28, 2000 by and between Borden Chemical, Inc. and the Partnership

       10.6 Control Room Agreement dated as of July 28, 2000 by and between Borden Chemical, Inc. and the Partnership

       10.7 Amendment to Intercompany Agreement dated July 28, 2000 by and among the Partnership, the Company, Borden, Inc. and the General Partner

       10.8 Ground Lease dated as of July 28, 2000 by and between Borden Chemical, Inc. and the Partnership

       10.9 Mutual Release and Termination Agreement dated as of July 28, 2000 by and between Borden Chemical, Inc. and the Partnership

       10.10 Act of Declaration of Separate Ownership dated as of July 28, 2000 and recorded as of August 2, 2000 executed by the Partnership and acknowledged by Borden Chemical, Inc.

       10.12(7) Service Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership

       10.13(7) Intercompany Agreement, dated as of November 30, 1987, among
                Borden, BCPM, the Partnership and the Operating Partnership

       10.14(4) Borden and BCPM Covenant Agreement, dated as of December

                15, 1988, among Borden and the Partnership

       10.15(7) Use of Name and Trademark License Agreement, dated as of
                November 30, 1987, among Borden, the Partnership and the Operating Partnership

       10.16(7) Patent and Know-how Agreement, dated November 30, 1987, among
                Borden, the Partnership and the Operating Partnership

       10.17(7) Environmental Indemnity Agreement, dated as of November 30,
                1987, among the Partnership, the Operating Partnership and Borden

       10.18(7) Lease Agreement, dated as of November 30, 1987, between the
                Operating Partnership and Borden

      10.19(11) Restructuring Agreement, dated as of December 9, 1980, among
                Borden, Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.) and Monochem, Inc.

      10.20(11) Amendment to Restructuring Agreement, dated as of December 31,
                1981, among Borden, Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.) and Monochem, Inc.

      10.21(11) Restated Basic Agreement, dated as of January 1, 1982, between
                Borden and Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.)

       10.2211) Restated Operating Agreement, dated as of January 1, 1982, among
                Borden, Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.) and Monochem, Inc.

      10.23(11) Restated Agreement to Amend Operating Agreement, dated as of
                January 1, 1983, among Borden, Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.) and Monochem, Inc.

      10.24(11) Operating Agreement, dated December 14, 1984 among Borden,
                BASF, Liquid Air Corporation ("LAC") and LAI Properties, Inc. ("LAI")

      10.25(11) Amendment No. 1 to Operating Agreement, dated October 2, 1985, among Borden, BASF, LAC and LAI

       10.26(4) Amendment No. 2 to the Operating Agreement, dated February 11,
                1988, among Borden, the Operating Partnership, BASF, LAC and LAI

      10.27(11) Second Operating Agreement, dated October 2, 1985, among
                Borden, BASF, LAC and LAI

       10.29(4) Restated Second Operating Agreement, dated February 11, 1988 among Borden, the Operating Partnership, BASF, LAC and LAI

       10.30(7) Railroad Car Master Sublease Agreement, dated as of November 30,
                1987, between Borden and the Operating Partnership, relating to ACF Industries, Incorporated

                 Master Service Contract

       10.31(7) Railroad Car Master Sublease Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership, relating to Pullman Leasing Company Lease of Railroad Equipment

       10.32(7) Railroad Car Master Sublease Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership, relating to Union Tank Car Company Service Agreement

       10.33(7) Railroad Car Master Sublease Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership, relating to General Electric Railroad Service Corporation Car Leasing Agreement

       10.34(7) Railroad Car Master Sublease Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership, relating to General American Transportation Corporation Tank Car Service Contract

       10.35(7) Railroad Car Sublease Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership, relating to EHF Leasing Corporation Railroad Equipment Lease

       10.36(7) Railroad Car Sublease Agreement, dated as of November 30, 1987, between Borden and the Operating Partnership, relating to Bank of New York Lease of Railroad Equipment (as amended)

       10.37(11) Form of Rail Service Agreement between Borden and the
                 Operating Partnership

       10.38(12) Form of Letter Agreement with Directors

       10.39(7)  Illiopolis Indemnity Agreement

       10.40     Amended and Restated Long-Term Incentive Plan, as of April 18,
                 2000

       10.41     Amended Agreed Interim and Proposed Final Order Authorizing
                 Debtor: (a) To use Cash Collateral; (b) To incur Postpetition Debt; and (c) To Grant Adequate Protection and Provide Security to Fleet Capital Corporation, as Agent

       27        Financial Data Schedule


__________________

(1) Filed as an exhibit to Borden Chemicals and Plastics Limited Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995. Confidential treatment has been granted as to certain provisions.

(2) Filed as an exhibit to Borden Chemicals and Plastics Limited Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and is incorporated herein by reference in this Form 10-K Annual Report.

(3) Filed as an exhibit to Borden Chemicals and Plastics Limited Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and is incorporated herein by reference in this Form 10-K Annual Report.

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

(10) Filed as an exhibit to Borden Chemicals and Plastics Limited Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and is incorporated herein by reference in this Form 10-K Annual Report.

(11) Filed as an exhibit to the Partnership's Registration Statement on Form S-1 (File No. 33-17057) and is incorporated herein by reference in this Form 10-K Annual Report.

(12) Filed as an exhibit to the Registrant's 1989 Form 10-K Annual Report and is incorporated herein by reference in this Form 10-K Annual Report.

(13) Exhibits 10.17, 10.18 and 10.19, which were previously filed, contain information which has been deleted pursuant to an application for confidential treatment pursuant to Rule 406 of the Securities Act of 1933, with respect to which an order has been granted by the Commission.

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

                   BORDEN CHEMICALS AND PLASTICS
                    LIMITED PARTNERSHIP
                    By BCP Management, Inc.,
                    General Partner

                  By /s/ Robert R. Whitlow
                     ---------------------------
                    Robert R. Whitlow
                    Chief Financial Officer and
                    Treasurer


Date:  April 17, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with BCP Management, Inc., General Partner) indicated, on the date set forth above.

   Signature                    Title
   ---------                    -----


/s/ William H. Carter         Director, Chairman
--------------------------
    William H. Carter


/s/ E. Linn Draper, Jr.       Director
--------------------------
    E. Linn Draper, Jr.


/s/ Edward H. Jennings        Director
--------------------------
    Edward H. Jennings


                              Director
--------------------------
    George W. Koch


/s/ Mark J. Schneider         Director, President and Chief Executive Officer
--------------------------
    Mark J. Schneider


/s/ Ronald P. Starkman        Director
--------------------------
    Ronald P. Starkman


/s/ William F. Stoll, Jr.     Director, Vice-Chairman
--------------------------
    William F. Stoll, Jr.

                        REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS OF BORDEN CHEMICALS
AND PLASTICS LIMITED PARTNERSHIP



In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Borden Chemicals and Plastics Limited Partnership at December 31, 2000 and December 31, 1999, and the results of its operations and its cash flows for the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 and Note 2 to the consolidated financial statements, the Partnership has experienced recurring net losses and its principal operating subsidiary has on April 3, 2001 filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. These matters raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 and Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PricewaterhouseCoopers LLP

Columbus, Ohio
April 5, 2001

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per Unit data)


                                                         Year Ended December 31,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
Revenues
  Net trade sales                                     $468,434   $383,071   $351,038
  Net sales to related parties                          22,621     19,692     21,816
                                                      --------   --------   --------
  Total revenues                                       491,055    402,763    372,854
                                                      --------   --------   --------
Expenses
  Cost of goods sold
   Trade                                               435,292    344,445    341,294
   Related parties                                      18,732     14,761     23,135
  Marketing, general & administrative expense           26,719     27,016     23,513
  Impairment of long-lived assets                       58,083
  Interest expense                                      27,516     25,040     23,084
  Tax on gross margin                                      702      2,673      6,802
  Equity in loss of affiliate                            1,200        905      1,683
  Other (income) expense, including
   minority interest                                    (2,072)       183       (854)
                                                      --------   --------   --------

   Total expenses                                      566,172    415,023    418,657
                                                      --------   --------   --------

(Loss) from continuing operations                      (75,117)   (12,260)   (45,803)

Discontinued operations:
  (Loss)income from discontinued
   operations, net                                     (10,192)   (11,731)     5,196
  Gain on disposal of discontinued
   operations, net                                       1,397
                                                      --------   --------   --------
Net (loss)                                             (83,912)   (23,991)   (40,607)
  Less 1% General Partner interest                         839        240        406
                                                      --------   --------   --------
Net (loss) applicable to Limited
 Partners' interest                                   $(83,073)  $(23,751)  $(40,201)
                                                      ========   ========   ========
Per Unit Data, net of 1% General Partner interest:

(Loss) from continuing operations per Unit            $  (2.02)  $  (0.33)  $  (1.23)
(Loss)income from discontinued
 operations per Unit                                     (0.24)     (0.32)      0.14
                                                      --------   --------   --------
Net (loss) per Unit                                   $  (2.26)  $  (0.65)  $  (1.09)
                                                      ========   ========   ========

Average number of Units outstanding
 during the year                                        36,750     36,750     36,750
                                                      ========   ========   ========
Cash distributions declared per Unit                  $   0.00   $   0.00   $   0.00
                                                      ========   ========   ========



See notes to consolidated financial statements

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             Year Ended December 31,
                                                         -------------------------------
                                                            2000      1999        1998
                                                         ---------  --------    --------
Cash Flows from Operations
Net (loss)                                                (83,912)  ($23,991)  ($40,607)
Adjustments to reconcile net (loss) to
  net cash provided (used in) by operating activities:
   (Gain) on disposal of discontinued
    operations, net                                        (1,397)
   Impairment of long-lived assets                         52,533
   Depreciation                                            36,350     36,514     33,369
   Amortization                                             1,671      1,428        804
   Deferred tax on gross margin                            (2,507)       840      5,800
   Increase (decrease) in cash from changes
      in certain assets and liabilities:
      Accounts receivables                                  9,884    (20,120)    23,923
      Inventories                                          (5,455)   (22,981)    14,449
      Accounts payables                                   (16,217)    24,633    (15,118)
      Accrued interest                                        264        219    (    19)
         Other, net                                       (10,447)     4,957    (11,662)
                                                         ---------  --------    --------
                                                          (19,233)     1,499     10,939
                                                         ---------  --------    --------
Cash Flows from Investing Activities

  Capital expenditures                                    (13,587)   (18,328)   (31,788)
  Proceeds from sale of business segments                  38,800
  Proceeds from sale of equipment                                      3,297
  Capital contribution to affiliate                          (714)   (   812)   ( 1,064)
  Plant acquisition                                       (15,880)
                                                         ---------  --------    --------
                                                            8,619    (15,843)   (32,852)
                                                         ---------  --------    --------

Cash Flows from Financing Activities

  Proceeds from long-term borrowings                      139,831     33,800     53,700
  Repayments of long-term borrowings                     (130,621)   (22,400)   (26,900)
  Payment of debt issuance costs                           (1,132)
  Cash distribution paid                                                         (3,712)
                                                         ---------  --------    --------
                                                             8,078     11,400     23,088
                                                        ---------   --------   --------

(Decrease) increase in cash and equivalents                (2,536)   ( 2,944)     1,175

Cash and equivalents at beginning of year                   5,759      8,703      7,528
                                                         ---------  --------    --------
Cash and equivalents at end of year                     $   3,223   $  5,759   $  8,703
                                                         =========  ========    ========

-----------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
  Interest paid during the year                         $  25,247   $ 23,393   $ 23,103
  Gross margin taxes paid during the year                   1,938      1,348
-----------------------------------------------------------------------------------------
Supplemental Schedule of Non-Cash Investing and Financing Activities
  Note receivable in partial payment
    of asset sale                                       $   9,700
-----------------------------------------------------------------------------------------



See notes to consolidated financial statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                             December 31, December 31,
                                                 2000        1999
                                              ---------   ---------
ASSETS

Cash and equivalents                          $   3,223   $   5,759
Accounts receivable (less allowance for
 doubtful accounts of $1,843 and $456,
 respectively)
 Trade                                           58,444      75,794
 Related parties                                 22,328      14,862
Inventories
 Finished and in process goods                   44,024      36,041
 Raw materials and supplies                      12,964      15,492
Note receivable                                   9,700
Other current assets                              6,207       4,443
                                              ---------   ---------
  Total current assets                          156,890     152,391
                                              ---------   ---------

Investments in and advances to
 affiliated companies                             4,124       8,521
Other assets                                     37,408      50,679
                                              ---------   ---------
                                                 41,532      59,200
                                              ---------   ---------

Property, plant and equipment, at cost          486,410     766,185
 Less accumulated depreciation                 (295,995)   (496,925)
                                              ---------   ---------
   Property, plant and equipment, net           190,415     269,260
                                              ---------   ---------

   Total assets                               $ 388,837   $ 480,851
                                              =========   =========

LIABILITIES AND
PARTNERS' CAPITAL

Accounts payable                              $  50,300   $  66,517
Accrued interest                                  3,673       3,409
Other accrued liabilities                        19,040      17,084
                                              ---------   ---------
  Total current liabilities                      73,013      87,010

Long-term debt                                  272,410     263,200
Deferred tax on gross margin                      4,133       6,640
Other liabilities                                 4,713       5,521
                                              ---------   ---------
 Total liabilities                              354,269     362,371
                                              ---------   ---------

Commitments and contingencies (Note 12)

Partners' capital
 Limited Partners                                35,693     118,766
 General Partner                                 (1,125)       (286)
                                              ---------   ---------
 Total partners' capital                         34,568     118,480
                                              ---------   ---------

   Total liabilities and partners' capital    $ 388,837   $ 480,851
                                              =========   =========



See notes to consolidated financial statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                 (In thousands)



                                  Limited    General
                                  Partners   Partner     Total
                                 ----------  --------  ----------

Balances at December 31, 1997    $ 182,718   $   360   $ 183,078
 Net loss                          (40,201)     (406)    (40,607)

Balances at December 31, 1998      142,517    (   46)    142,471
 Net loss                         ( 23,751)   (  240)   ( 23,991)


Balances at December 31, 1999      118,766    (  286)    118,480
 Net loss                          (83,073)     (839)    (83,912)
                                 ---------   -------   ---------

Balances at December 31, 2000    $  35,693   $(1,125)  $  34,568
                                 =========   =======   =========



See notes to consolidated financial statements

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
                -------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                  (In thousands except Unit and per Unit data)


1.  Organization and Business

  Borden Chemicals and Plastics Limited Partnership (the "Company" or "Partnership") is a Delaware limited partnership which owns a 98.9899% limited partner interest as sole limited partner in Borden Chemicals and Plastics Operating Limited Partnership (the "Operating Partnership"). BCP Management, Inc. ("BCPM"), a wholly-owned subsidiary of Borden, Inc. ("Borden"), owns a 1% interest as the sole general partner in the Partnership and a 1.0101% interest as the sole general partner ("General Partner") in the Operating Partnership, resulting in an aggregate 2% ownership interest in the partnerships. BCPM manages and controls the activities of the Partnership and the Operating Partnership, and its activities are limited to such management and control. The General Partner's interest in the Operating Partnership is reflected as minority interest in the accompanying consolidated financial statements.

  The Operating Partnership has three operating locations: its main operating site in Geismar, Louisiana, which produces PVC resins, vinyl chloride monomer and acetylene; a PVC resins plant located in Illiopolis, Illinois; and a PVC resins plant in Addis, Louisiana. Its finished goods PVC resins are sold for further processing into various end-use applications, such as plastic pipe and pipe fittings, vinyl siding and window frames, vinyl flooring and other applications.

  The Partnership has incurred net losses of $83,912, $23,991 and $40,607 in 2000, 1999, and 1998, respectively. During 2000, the Partnership exited its Methanol and Derivatives and Nitrogen Products operations that were dependent on natural gas as a raw material feedstock. Increased production capacities outside of the United States that take advantage of low cost supplies of natural gas had resulted in the Partnership incurring significant losses from these businesses competing against low cost global producers.

  During the second half of 2000, the Partnership incurred significant losses from continuing operations, as market conditions in the PVC resin industry deteriorated. Industry resin capacity increases combined with a significant downturn in consumption from PVC converters, which was a result of inventory control efforts by the converters and reduced demand from end users due to sluggish economic conditions, caused the Partnership's sales volume and selling prices to fall well below profitable levels. Further, the cost of natural gas increased to unprecedented levels during the second half of the year. This caused the Partnership's production costs to rise dramatically, as natural gas affected both raw material costs and energy costs.

  On April 3, 2001, the Operating Partnership and its subsidiary, BCP Finance Corporation, (collectively, "the Debtors") elected to seek bankruptcy court protection to develop and implement a financial reorganization because, despite management's continuing efforts to reduce the exposure to natural gas, depressed resin prices and demand converged with sharply increased energy costs in the first quarter of 2001 to create a critical debt and liquidity situation. Management is in the process of developing strategies to restructure the Operating Partnership's financial affairs and allow it to emerge from bankruptcy. These strategies could include seeking strategic investors, lenders, and/or joint venture partners, selling substantial assets or pursuing a merger or other strategic transactions. There can be no assurance that management's efforts in this regard will be successful. The support of the Partnership's vendors, customers, lenders, unitholders and employees will continue to be key to the Partnership's future success.

   Management has undertaken several initiatives to improve liquidity, including idling unprofitable or high cost assets and production facilities, wage freezes, reductions-in-force and entering into a DIP Credit Facility as described below. However, given current business and market conditions, there can be no assurance that the Partnership will be able to meet its financial obligations in the future.

2.  Proceedings Under Chapter 11

  On April 3, 2001, the Debtors filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code (the "Chapter 11 Cases"). The Chapter 11 Cases have been procedurally consolidated for administrative purposes only. The Debtors are currently acting as debtors-in-possession pursuant to the Bankruptcy Code.

  Subsequent to the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to stabilize and continue business operations. The most significant of these orders
(i) approved an amendment to the Operating Partnership's Credit Agreement dated as of March 31, 2000, (the "Year 2000 Revolving Credit Facility") with Fleet Capital Corporation ("Fleet") as agent for itself and other lenders party thereto (the "DIP Lenders"). The amendment (the "DIP Loan Agreement") provides up to $100 million debtor-in-possession financing, (ii) permitted continued operation of the consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, and (iii) authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses.

  The DIP Loan Agreement provides the Operating Partnership with a revolving line of credit in an aggregate amount not to exceed $100 million subject to borrowing base limitations. The aggregate borrowing limit can be increased to an amount not to exceed $120 million at the discretion of the DIP Lenders. The Operating Partnership will use amounts borrowed under the DIP Loan Agreement for its ongoing working capital needs and for certain other purposes of the Operating Partnership as permitted by the DIP Loan Agreement. The Operating Partnership granted a security interest to the DIP Lenders in substantially all of the Operating Partnership's assets as security for its obligations under the DIP Loan Agreement. All obligations under the DIP Loan Agreement will be afforded "super-priority" administrative expense status in the Chapter 11 Cases.

  Under the DIP Loan Agreement, the Operating Partnership, at its option, may make either LIBOR based or Base Rate Borrowings. The applicable interest rate for LIBOR based borrowings is LIBOR plus 3.00%, and for Base Rate Borrowings, is Base Rate plus 1.25%.

3.  Summary of Significant Accounting Policies

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

  Shipping and Handling Costs - Shipping and handling costs are recorded as part of cost of goods sold upon shipment of products.

  Cash Equivalents - The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included in cash and equivalents are time deposits of $243 and $2,000 at December 31, 2000 and 1999, respectively.

  Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

  Investments in and Advances to Affiliated Companies - The Partnership owns 50% of a utility station located at the Geismar complex. Utilities provided are allocated to the owners at cost. The Partnership's allocated costs are included in cost of goods sold.

  The Partnership owns a 51% partner interest in another partnership engaged in manufacturing and marketing vinyl esters. Due to the significance of the rights held by the minority partner, the Partnership's interest in this partnership is accounted for using the equity method.

  Other Assets and Liabilities - Debt issuance costs are capitalized and are amortized over the term of the associated debt or credit agreement. Included in other assets are spare parts totaling $13,244 and $22,996 at December 31, 2000 and 1999, respectively. Included in other accrued liabilities are accrued sales discounts of $4,156 and $4,380 at December 31, 2000 and 1999, respectively.

  Property, Plant and Equipment - The amount of the purchase price originally allocated by the Partnership at its formation to land, buildings, and machinery and equipment was based upon their relative fair values. Expenditures made subsequent to the formation of the Partnership have been capitalized at cost except that the purchase price for the Addis, Louisiana plant acquired in 1995 was allocated to properties based upon their relative fair values. Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals totaling $39,824 in 2000, $34,768 in 1999 and $34,766 in 1998 were expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Depreciation is recorded on the straight-line basis by charges to costs and expenses based on the estimated useful lives of the assets.

  The estimated useful lives of the assets are as follow:
  Land improvements                                 10 - 20 years
  Buildings                                         20 - 30 years
  Machinery and equipment                            5 - 15 years
  Computer equipment and software                    3 -  8 years

  Long-Lived Assets - When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". If it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value.

  In December 2000, the Partnership idled its acetylene plant and acetylene-based VCM plant due to unfavorable economic conditions. As a result, the fixed assets and other related assets of the idled facilities were reviewed for impairment and were determined to be impaired under SFAS No. 121. As a result, the Partnership recorded a $58,083 charge in 2000. The charge was comprised of $52,533 to write-down the idled acetylene plant, acetylene-based VCM plant and other related assets to fair value as determined by estimated future discounted cash flows and $5,550 to accrue for losses on related purchase commitments to be made during fiscal 2001.

  Environmental Expenditures - Environmental related expenditures associated with current operations are generally expensed as incurred. Expenditures for the assessment and/or remediation of environmental conditions related to past operations are charged to expense; in this connection, a liability is recognized when assessment or remediation effort is probable and the costs are estimable. See also Note 11 for discussion of the Environmental Indemnity Agreement ("EIA") with Borden.

  Income Taxes - Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes". In accordance with this statement, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases, as measured by the expected 3.5% gross margin tax rate that will be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized.

  Long-Term Incentive Plan - Under the Long-Term Incentive Plan (the Plan), certain management personnel and employees are awarded phantom appreciation rights. Phantom appreciation rights provide the grantee the opportunity to earn a cash amount equal to the appreciation from the base price to the fair market value of the Partnership's traded units at the time of exercise. The phantom appreciation rights vest 50% after two years, with the balance vesting after three years. Due to declines in the price of the units there was no compensation expense recognized for the phantom appreciation rights during 2000, 1999 or 1998. The plan provides the independent committee of the Board of Directors of the General Partner the discretion to decrease the base price of the phantom appreciation rights in certain events, including changes in ownership or capitalization.

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

  Segment Information - Prior to fiscal 2000, the Partnership operated in three reportable segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The segments were PVC Polymers Products, Methanol and Derivatives and Nitrogen Products. The Partnership identifies its reportable segments based on the internal organization that is used by management for making operating decisions and assessing performance

  During fiscal 2000, the Partnership exited its Methanol and Derivatives and Nitrogen Products business segments. See Note 3. Consequently, the Partnership now operates in only the PVC Polymers Products business segment, which consists of PVC resins, ethylene-based vinyl chloride monomer (for internal consumption), and its currently idled acetylene and acetylene-based vinyl chloride monomer operations.

  Internal Use Software - The Partnership accounts for internal use software costs using the provisions of Statement of Provision ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." According to the SOP, costs incurred to develop the software during the application development stage, upgrades and enhancements that provide additional functionality are to be capitalized. As of December 31, 2000 and 1999, the net book value of computer software costs were $12,986 and $11,985, respectively. Depreciation expense of computer software costs amounted to $2,143, $1,971 and $10 for the years ended December 31, 2000, 1999 and 1998, respectively

  New Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective in 2001 for the Partnership. The statement requires that all derivatives be recorded in the balance sheet as either assets or liabilities and be measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Partnership does not believe that SFAS No. 133 will have a significant impact on the Consolidated Financial Statements.

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

  Reclassifications - Certain amounts in the prior year's financial statements and notes thereto have been reclassified to conform to fiscal 2000 classifications.


4.  Discontinued Operations

  On June 27, 2000, the Partnership announced its decision to exit the methanol and derivatives and nitrogen products business segments, as part of a process that included the sale of its formaldehyde and certain other assets for $48,500 to a subsidiary of Borden. The sale of those assets was completed on July 28, 2000, with the Partnership receiving $38,800 in cash and an interest-bearing note for $9,700 which was paid in January 2001. The nitrogen products facilities were closed in July 2000, and the methanol production ceased in December 2000.

  In connection with the discontinuance of the methanol and derivatives and nitrogen products business segments, a gain of $1,397 (net of taxes) was recognized in 2000. The gain was based on the sales proceeds less associated transaction costs, book value of assets sold, charges for the write-down of methanol and nitrogen products assets to estimated net realizable value, and an accrual for estimated losses from these operations during the phase-out period. The accrual for estimated losses was adjusted in the fourth quarter of 2000 to reflect actual losses during the phase-out period. Estimated net realizable value for the methanol and nitrogen products assets was determined based on preliminary discussions with potential buyers and are expected to be sold in fiscal 2001.

  Results of these operations, previously reported as separate business segments, have been classified as discontinued and prior periods have been restated. Continuing operations are now comprised of the PVC Polymers Products business segment.

  Net revenues and (losses) income from the discontinued operations are as follows:

                                                          Year ended December 31,
                                                     -------------------------------
                                                         2000        1999       1998
                                                     --------    --------   --------

  Net sales                                          $170,135    $150,531   $162,674
                                                     --------    --------   --------

  (Loss) income from discontinued operations         $(10,192)   $(11,731)  $  5,196
  Gain on disposal of business segments                 1,397
                                                     --------    --------   --------

  Net (loss) income from discontinued operations     $ (8,795)   $(11,731)  $  5,196
                                                     ========    ========   ========

5.  Related Party Transactions

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

  The Partnership participates in general insurance coverage held in its name by a Borden affiliate. The costs of the coverage are specifically apportioned to the Partnership by the insurance carriers and the Partnership pays the premiums for the coverage directly to those carriers. The deductibles for property and liability insurance coverages are $2,500, $1,000 and $1,000 per occurrence for property and related damages at the Geismar, Illiopolis and Addis facilities, respectively, and deductibles ranging from $100 to $2,000 per event for liability insurance.

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

  Benefit plan costs paid to Borden, and allocation for usage of resources such as personnel and data processing equipment paid to Borden were $6,224 in 2000, $5,622 in 1999, and $6,072 in 1998. Management believes the allocation methods used are reasonable. Although no specific analysis has been undertaken, if the Partnership were to directly provide such services and resources at the same cost as Borden, management believes the allocations are indicative of costs that would be incurred on a stand-alone basis.

  The Partnership sold methanol, ammonia and urea to, and processed formaldehyde and urea-formaldehyde concentrate for, Borden and its affiliates at prices which approximated market under long-term agreements with Borden. As part of the formaldehyde sales agreement (see Note 4) and the Partnership's decision to exit these business segments, these agreements were terminated in 2000.

  The Partnership also sells PVC resins to a customer in which Borden has a 34% ownership interest. Sales to this entity are included in related party sales on the face of the income statement.


6.  Debt

  This note contains information regarding the Operating Partnership's short-term borrowings and long-term debt as of December 31, 2000. On April 3, 2001, the Debtors commenced the Chapter 11 Cases. See Note 2. As a result of the filing of the Chapter 11 Cases, no payments will be made on any pre-petition debt except as approved by the Bankruptcy Court.

  On May 1, 1995, the Operating Partnership issued $200,000 aggregate principal amount of senior unsecured 9.5% notes due 2005. The senior unsecured notes contain a number of financial and other covenants, including limitations on liens and sales of assets. Cash distributions are not permitted unless compliance with certain covenants is maintained. See Note 9 for further discussion of cash distributions.

  The aggregate fair value of the Operating Partnership's outstanding notes was $75,500 at December 31, 2000 and $186,000 at December 31, 1999 as determined by the market trading price for the notes at those dates.

  The Operating Partnership entered into a four-year Credit Agreement (the "Year 2000 Revolving Credit Facility") with Fleet Capital Corporation ("Fleet"), effective March 31, 2000, which provides for a revolving credit facility of up to $100,000 subject to borrowing base limitations. The credit facility expires on March 30, 2004, at which time all amounts outstanding must be repaid. The Operating Partnership's obligations under the facility are collateralized by its accounts receivable, inventory and a lien against certain fixed assets. The Year 2000 Revolving Credit Facility replaced the existing facility and all amounts outstanding under that facility were repaid with borrowings under the Year 2000 Credit Facility.

  Under the Year 2000 Revolving Credit Facility, the Operating Partnership, at its option, may make either LIBOR based or Base Rate borrowings. The applicable margin for such borrowings is reset quarterly based on the ratio of EBITDA to interest expense for the previous twelve months. For LIBOR based borrowings the applicable margin can range from LIBOR plus 1.25% to 2.50%, and for Base Rate borrowings, the margin can range from Base Rate flat plus 0.5%. In addition, the Operating Partnership pays a commitment fee between 0.375% and 0.50% on the unused portion of the facility based on the same EBITDA to interest expense ratio. The applicable margin, through the quarter ended December 31, 2000, was 2.00% for LIBOR loans and 0.0% for Base Rate loans and the commitment fee was 0.375% for the same period. Effective March 15, 2001, the Year 2000 Revolving Credit Facility was amended such that the applicable margin for borrowings under the facility is LIBOR plus 3.00% for LIBOR based borrowings and is Base Rate plus 1.25% for Base Rate borrowings.

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

  At December 31, 2000, borrowings under the Year 2000 Credit facility were $72,410 and bore interest at an average rate of 9.5%. At December 31, 1999, borrowings under the prior facility were $63,200 and bore interest at an average rate of 10.41%.


7.  Property, Plant and Equipment

  Property, plant and equipment consisted of the following:


                                          December 31,
                                    ---------------------
                                       2000         1999
                                    --------     --------
Land and improvements .........      $16,385      $16,308
Buildings .....................       45,881       45,625
Machinery and equipment .......      400,989      682,598
Computer software and equipment       23,155       21,654
                                    --------     --------

                                    $486,410     $766,185
                                    ========     ========


8.  Allocation of Income and Loss

  Income and loss of the Partnership is allocated in proportion to the partners' percentage interests in the Partnership, provided that at least 1% of the income or loss of the Partnership and Operating Partnership is allocated to the General Partner. For gross margin tax purposes, certain items are specially allocated to account for differences between the tax basis and fair market value of property contributed to the Partnership by Borden and to facilitate uniformity of Units. In addition, the Partnership Agreement generally provides for an allocation of gross income to the Unitholders and the General Partner to reflect disproportionate cash distributions, on a per Unit basis.


9.  Cash Distributions

  Under the terms of the Partnership Agreement, the Partnership is required to make quarterly distributions to Unitholders and the General Partner of 100% of its Available Cash. Available Cash each quarter generally consists of cash receipts less cash disbursements (excluding cash distributions to Unitholders and the General Partner) and reserves.

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

  Cash distributions are limited by the terms of the Partnership's debt agreements-(See Note 6) and are unlikely to be made in the future during the Chapter 11 process or upon its resolution.


10.  Tax on Gross Margin

  In August, 1997 legislation was enacted which extends indefinitely the Partnership's ability to be treated as a partnership for federal income tax purposes provided that the Partnership elected to be subject to a 3.5% tax on taxable gross income beginning on January 1, 1998 (the ability to be treated as a partnership had been scheduled to expire on December 31, 1997). The Partnership made such an election.


Taxes on gross margin expense are comprised of:
                                                     Year ended December 31,
                                                   --------------------------

                                                      2000      1999     1998
                                                   -------    ------   ------
 Current tax expense                               $ 3,209    $1,833   $1,002
 Deferred tax expense                               (2,507)      840    5,800
                                                   -------    ------   ------

  Total                                            $   702    $2,673   $6,802
                                                   =======    ======   ======


  At December 31, 2000, substantially all of the Partnership's deferred tax liability related to property and equipment.


11.  Rights to Purchase Units

  On April 8, 1997, the General Partner declared a distribution of one common unit purchase right (a "Right") for each outstanding common unit of the Partnership and the number of Rights most closely approximating 1/99 th of the number of the units outstanding corresponding to the General Partner's interest in the Partnership.

  The Rights are not exercisable until the earlier to occur of: (i) ten days following a public announcement that a person or affiliated group of persons (an "Acquiring Person") have acquired 15% or more of the outstanding units or (ii) ten days (or such later date as may be determined by the General Partner prior to someone becoming an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender or exchange offer the consummation of which would result in a person or affiliated group of persons acquiring 15% or more of the outstanding units. Until then, The Rights will trade with the units and a Right will be issued with each additional unit issued. The number of Rights outstanding at December 31, 2000 was 37,121,212.

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



12.  Commitments and Contingencies

Purchase Commitments:

  The Partnership has entered into a fifteen year supply agreement for one of its raw materials commencing in 1997 to assure long-term supply and minimize price volatility. The purchase price is based on raw material and variable costs, as well as fixed costs that will vary based on economic indices, changes in taxes or regulatory requirements. The aggregate amount at December 31, 2000 of minimum payments required under the agreement is $34,067 with $4,753 per year of minimum payments required through 2008. The payments are amortized over the life of the contract on a straight-line basis. Purchases under the agreement totaled $31,418 in 2000, and $25,528 in 1999.

Environmental and Legal Proceedings

  On March 11, 1998, the Partnership and the United States Department of Justice ("DOJ") reached an agreement in principle to resolve the enforcement action brought by the DOJ against the Operating Partnership, the Partnership and the General Partner in October 1994, and the Declaratory Judgement Action brought by the Partnership against the United States. The settlement provides for a program of groundwater and other remediation at the Geismar facility. In light of Borden's obligation under the EIA to pay for the groundwater remediation program, the settlement will not have a material effect on the Partnership's financial position or results of operations.

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

  The Partnership is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of the management of the Partnership, the amount of the ultimate liability, taking into account its insurance coverage, including its risk retention program and Environmental Indemnity Agreement with Borden would not materially affect the financial position or results of operations of the Partnership. Any potential liability may be impacted by the Chapter 11 Cases described in Note 2.

Operating Lease Arrangements

  The Company leases certain railcars under operating leases which expire over the next fifteen years. Generally, management expects that leases will be renewed or replaced by other leases in the normal course of business.


  Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows:


Fiscal Year(s)                     Amount

  2001                             $ 8,592
  2002                               6,886
  2003                               6,017
  2004                               5,037
  2005                               2,439
  2006 to termination                6,460
---------------------------------------------------
  Total minimum lease payments     $35,431
---------------------------------------------------


  Total rent expense for all operating leases amounted to $9,721 for 2000, $9,537 for 1999 and $9,403 for 1998. The lease obligations described above are subject to the impact of the Chapter 11 Cases described in Note 2.


  During 1999, the Partnership realized a gain of $2,519 on the sale and leaseback of railcars which has been deferred and is being amortized as a reduction of rental expense over the terms of the leases.


13.  Quarterly Financial Data (Unaudited)

  The following table sets forth certain financial data for the periods indicated:

                                           2000 Quarters
------------------------------------------------------------------------------------------------
                                                  First        Second      Third       Fourth
                                              --------------  ---------  ---------  ------------

Revenues                                           $140,478   $139,707   $113,333   $ 97,537
Gross profit                                         20,600     23,081      4,246    (10,896)
Income (loss) from continuing operations              4,974      8,638     (8,078)   (80,651)(a)
(Loss) from discontinued operations                  (4,603)    (5,589)
Net gain on disposal of
 discontinued operations                                         5,012                (3,615)
Net income (loss)                                       371      8,061     (8,078)   (84,266)(a)
Net income (loss) per Unit -
 basic and diluted:
 Continuing operations                                 0.14       0.23      (0.22)     (2.17)
 Discontinued operations                              (0.12)     (0.02)                (0.10)
                                                   --------   --------   ---------  --------
  Total                                                0.02       0.21      (0.22)     (2.27)

                                           1999 Quarters
------------------------------------------------------------------------------------------------
                                                      First     Second      Third     Fourth
                                                   --------   --------   --------   --------
Revenues                                           $ 83,125   $ 95,111   $111,027   $113,500
Gross profit                                          9,097      9,334     10,182     14,944
(Loss) from continuing operations                    (3,925)    (2,692)    (2,460)    (3,183)
(Loss) income from discontinued operations           (1,766)    (6,086)    (4,880)     1,001
Net (loss)                                           (5,691)    (8,778)    (7,340)    (2,182)
Net (loss) income per Unit -
 basic and diluted:
 Continuing operations                                (0.11)     (0.07)     (0.07)     (0.09)
 Discontinued operations                              (0.04)     (0.17)     (0.13)      0.03
                                                   --------   --------   --------   --------
  Total                                               (0.15)     (0.24)     (0.20)     (0.06)

(a)  Includes a $58,083 charge for impairment of long-lived assets.

                Borden Chemicals and Plastics Limited Partnership
                 Schedule II - Valuation and Qualifying Accounts
                             (Dollars in thousands)


                                                     Additions
                                                     ---------

                                                                    Charged
                                          Balance at  Charged to    to other                Balance at
                                          beginning    cost and    accounts -  Deductions     end of
Description                               of period    expenses     describe   - describe     period
-----------                               ----------  -----------  ----------  -----------  ----------
2000
Allowance for doubtful accounts                 $456      $1,420   $--            $(33)(1)      $1,843
                                                ====      ======   ==========     =======       ======
1999
Allowance for doubtful accounts                 $672      $ (172)  $--            $(44)(1)      $  456
                                                ====      ======   ==========     =======       ======
1998
Allowance for doubtful accounts                 $475      $  197   $--            $--           $  672
                                                ====      ======   ==========     =======       ======

NOTES:

(1) Accounts receivable balances written off during the period.