Form 10-Q
period 2001-03-31
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 2001-05-15
CIK 821202

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               |X|QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                        -
                           Commission File No. 1-9699

                          BORDEN CHEMICALS AND PLASTICS
                               LIMITED PARTNERSHIP

    Delaware                                             31-1269627
-----------------------                     ------------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)

 Highway 73, Geismar, Louisiana  70734                   614-225-4482
----------------------------------------         -------------------------------
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

                                   ---------

     Number of Common Units outstanding as of the close of business on May 11, 2001: 36,750,000.
================================================================================

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per Unit data)

                                                                         Three Months Ended
                                                                     ----------------------------
                                                                       March 31,      March 31,
                                                                          2001           2000
                                                                        --------       --------
Revenues
  Net trade sales ...................................................   $101,455       $134,405
  Net sales to related parties ......................................          -          6,073
                                                                        --------       --------
        Total revenues ..............................................    101,455        140,478
                                                                        --------       --------
Expenses
  Cost of goods sold
        Trade .......................................................    114,296        114,842
        Related parties .............................................          -          5,036
  Marketing, general & administrative expense .......................      7,442          7,142
  Interest expense ..................................................      6,645          7,463
  Tax on gross margin ...............................................          -            750
  Equity on loss of affiliate .......................................        257            260
  Other expense, including
        minority interest ...........................................      2,683             11
                                                                        --------       --------
             Total expenses .........................................    131,323        135,504
                                                                        --------       --------
  (Loss) income from continuing operations ..........................    (29,868)         4,974
  Discontinued operations
    (Loss) from discontinued operations, net ........................          -         (4,603)
                                                                        --------       --------
  Net (loss) income .................................................    (29,868)           371
       Less 1% General Partner interest .............................        299             (4)
                                                                        --------       --------
  Net (loss) income applicable to Limited
       Partners' interest ...........................................   $(29,569)      $    367
                                                                        ========       ========
Per Unit data-basic, net of 1% General Partner interest
(Loss) income from continuing operations per Unit ...................   $  (0.80)      $   0.13
(Loss) from discontinued operations per Unit ........................       0.00          (0.12)
                                                                        --------       --------
Net (loss) income per Unit ..........................................   $  (0.80)      $   0.01
                                                                        ========       ========
  Average number of Units outstanding during the period .............     36,750         36,750
                                                                        ========       ========
  Cash distributions declared per Unit ..............................   $   0.00       $   0.00
                                                                        ========       ========

See Notes to Consolidated Condensed Financial Statements.

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                           Three Months Ended
                                                                     ----------------------------
                                                                       March 31,      March 31,
                                                                          2001           2000
                                                                        --------       --------
Cash Flows From Operations
  Net (loss) income .................................................   $(29,868)      $    371
  Adjustments to reconcile net (loss) income to net
      cash provided by operating activities:
        Depreciation ................................................      6,578         10,110
        Change in receivables .......................................     17,428         (9,122)
        Change in inventory .........................................     10,589          2,597
        Change in payables ..........................................    (17,588)        (9,539)
        Change in accrued interest ..................................      4,765          4,527
        Other, net ..................................................     (5,538)        (1,547)
                                                                        --------       --------
Cash used in operations .............................................    (13,634)        (2,603)
                                                                        --------       --------
Cash Flows From Investing Activities
     Capital expenditures ...........................................     (3,662)        (1,046)
     Proceeds from note receivable ..................................      9,700              -
     Plant acquisition ..............................................          -         (8,177)
                                                                        --------       --------
Cash used in investing activities ...................................     (6,038)        (9,223)
                                                                        --------       --------
Cash Flows From Financing Activities
     Proceeds from long-term borrowings..............................      5,533         95,139
     Repayments of long-term borrowings..............................          -        (80,638)
     Payment of debt issuance costs .................................          -         (1,113)
                                                                        --------       --------
  Cash provided by financing activities .............................      5,533         13,388
                                                                        --------       --------
(Decrease) increase in cash and equivalents .........................     (2,063)         1,562
Cash and equivalents at beginning of period .........................      3,223          5,759
                                                                        --------       --------
Cash and equivalents at end of period ...............................   $  1,160       $  7,321
                                                                        ========       ========
Supplemental Disclosures of Cash Flow Information
Interest paid during the period .....................................   $  1,568       $  2,199
                                                                        ========       ========

See Notes to Consolidated Condensed Financial Statements

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                                       (Unaudited)
                    ASSETS                                            March 31, 2001         December 31, 2000
                    ------                                            --------------         -----------------
Cash and equivalents ...............................................    $  1,160                  $  3,223
Accounts receivable (less allowance for doubtful accounts
  of $237 and $1,843, respectively)
     Trade .........................................................      62,294                    58,444
     Related parties ...............................................       1,050                    22,328
Inventories
     Finished and in process goods .................................      34,274                    44,024
     Raw materials and supplies ....................................      12,125                    12,964
Note receivable ....................................................           -                     9,700
Other current assets ...............................................       9,873                     6,207
                                                                        --------                  --------
     Total current assets ..........................................     120,776                   156,890
                                                                        --------                  --------
Investments in and advances to affiliated companies ................       3,799                     4,124
Other assets .......................................................      37,683                    37,408
                                                                        --------                  --------
                                                                          41,482                    41,532
                                                                        --------                  --------
Plant, property and equipment
     Land ..........................................................      16,385                    16,385
     Buildings .....................................................      46,003                    45,881
     Machinery and equipment .......................................     427,507                   424,144
                                                                        --------                   -------
                                                                         489,895                   486,410
     Less accumulated depreciation .................................    (302,433)                 (295,995)
                                                                        --------                  --------
     Net plant, property and equipment .............................     187,462                   190,415
                                                                        --------                  --------

        Total assets ...............................................    $349,720                  $388,837
                                                                        ========                  ========

LIABILITIES AND PARTNERS' CAPITAL

Accounts and drafts payable ........................................    $ 35,150                  $ 50,300
Accrued interest ...................................................       8,438                     3,673
Other accrued liabilities ..........................................      15,035                    19,040
                                                                        --------                    ------
     Total current liabilities .....................................      58,623                    73,013

Long-term debt .....................................................     277,943                   272,410
Deferred tax on gross margin .......................................       4,133                     4,133
Other liabilities ..................................................       4,827                     4,915
Minority interest in consolidated subsidiary .......................        (506)                     (202)
                                                                        --------                  --------
     Total liabilities .............................................     345,020                   354,269
                                                                        --------                  --------

Partners' capital

     Limited Partners ..............................................       6,124                    35,693
     General Partner ...............................................      (1,424)                   (1,125)
                                                                        --------                  --------
          Total partners' capital ..................................       4,700                    34,568
                                                                        --------                  --------

        Total liabilities and partners' capital ....................    $349,720                  $388,837
                                                                        ========                  ========

See Notes to Consolidated Condensed Financial Statements.

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

        CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)
                                 (In thousands)

                                            Limited       General
                                            Partners      Partner       Total
                                           ---------     ---------    ---------
Balance at December 31, 1999 ............. $ 118,766     $  (  286)   $ 118,480
   Net income ............................       367             4          371
                                           ---------     ---------    ---------
Balance at March 31, 2000 ................ $ 119,133     $  (  282)   $ 118,851
                                           =========     =========    =========

Balance at December 31, 2000 ............. $  35,693     $  (1,125)    $ 34,568
   Net income ............................   (29,569)         (299)     (29,868)
                                           ---------     ---------    ---------
Balance at March 31, 2001 ................ $   6,124     $  (1,424)   $   4,700
                                           =========     =========    =========

See Notes to Consolidated Condensed Financial Statements.

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

2.   Organization and Business

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

3.   Proceedings Under Chapter 11

On April 3, 2001, the Operating Partnership and its subsidiary, BCP Finance Corporation, (collectively, the "Debtors") filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code (the "Chapter 11 Cases") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 Cases have been procedurally consolidated for administrative purposes only. The Debtors are currently acting as debtors-in-possession pursuant to the Bankruptcy Code.

Subsequent to the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to stabilize and continue business operations. The most significant of these orders
(i) approved, on an interim basis, an amendment (the "DIP Loan Agreement") to the Operating Partnership's Credit Agreement dated as of March 31, 2000, (the "Year 2000 Revolving Credit Facility") with Fleet Capital Corporation ("Fleet") as agent for itself and other lenders party thereto (the "DIP Lenders") providing up to $100 million debtor-in-possession financing, (ii) permitted continued operation of the consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, and (iii) authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses. A final hearing on the DIP Loan Agreement is scheduled on May 31, 2001, and the Creditors' Committee has filed an objection to the entry of a final order approving the DIP Loan Agreement.

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

4.   Environmental and Legal Proceedings

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

The Partnership is subject to legal proceedings and claims which may arise in the ordinary course of business. Management of the Partnership believes, based on the information it currently possesses, that the amount of the ultimate liability, taking into account its insurance coverage, including its risk retention program and Environmental Indemnity Agreement with Borden, is unlikely to have a material adverse effect on the financial position or results of operations of the Partnership. Any potential liability may be impacted by the Chapter 11 cases described in Note 2.

5.   Debt

This note contains information regarding the Operating Partnership's short-term borrowings and long-term debt as of March 31, 2001. As a result of the filing of the Chapter 11 Cases described in Note 2, no payments will be made by the Debtors on pre-petition debt except as approved by the Bankruptcy Court.

The Year 2000 Revolving Credit Facility provides for a revolving credit facility of up to $100 million subject to borrowing base limitations. The Operating Partnership's obligations under the facility are collateralized by its accounts receivable, inventory and a lien against certain fixed assets. The Year 2000 Revolving Credit Facility replaced the existing facility and all amounts outstanding under that facility were repaid with borrowings under the Year 2000 Revolving Credit Facility. In addition, a change in control of the General Partner, the Partnership or the Operating Partnership are events of default under the Year 2000 Revolving Credit Facility.

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

6.   Segment Information

Prior to fiscal 2000, the Partnership operated in three reportable segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The segments were PVC Polymers Products, Methanol and Derivatives and Nitrogen Products. The Partnership identifies its reportable segments based on the internal organization that is used by management for making operating decisions and assessing performance.

During fiscal 2000, the Partnership exited its Methanol and Derivatives and Nitrogen Products business segments. Consequently, the Partnership now operates in only the PVC Polymers Products business segment, which consists of PVC resins, ethylene-based vinyl chloride monomer (for internal consumption), and its currently idled acetylene and acetylene-based vinyl chloride monomer operations.

7.   New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective in the current period for the Partnership. The statement requires that all derivatives be recorded in the balance sheet as either assets or liabilities and be measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Partnership adopted SFAS No. 133 as of January 1, 2001, but it currently does not hold any derivative instruments or engage in any hedging activities and as such no transition expense has been incurred upon adoption.

8.   Subsequent Event

In April 2001, the Partnership borrowed $2.8 million from BCPM in order to pay federal gross margin taxes, and has issued a demand note, bearing interest at prime rate plus 1.50%, payable to BCPM for the same amount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

Overview and Outlook

On April 3, 2001, the Operating Partnership and its subsidiary BCP Finance Corporation, (the "Debtors") filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code, 11 U.S. C. 101-1330 in the United States Bankruptcy Court for the District of Delaware under case number 01-1268 (RRM) and 01-1269 (RRM) ("The Chapter 11 Cases"). The Chapter 11 Cases have been procedurally consolidated for administrative purposes only. The Debtors are currently acting as debtors-in-possession pursuant to the Bankruptcy Code.

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

Prices for PVC improved somewhat during the first half of 1997, but then declined due to competitive market conditions experienced in the second half of 1997. Published prices for PVC during the fourth quarter of 1997 declined to an average of approximately $0.30 per pound. PVC continued to decline in 1998. General competitive conditions and reduced demand for PVC in the Far East kept downward pressure on selling prices through 1998 with the fourth quarter price in the $0.24 per pound range. Prices for PVC steadily increased each quarter in 1999, with the fourth quarter price averaging approximately $0.36 per pound. During the first half of 2000, selling prices continued to increased steadily, with prices reaching a high of approximately $0.42 per pound with strong volumes and profit margins. During the summer months, however, the demand for PVC resins declined significantly as customers took steps to control their inventory levels and due to seasonal customer plant shutdowns. Demand for PVC resins continued to be soft in the fourth quarter of 2000 as general economic conditions weakened the demand for construction and automotive applications. As a result, selling prices for PVC resins decreased every month over the second half of 2000. When combined with lower sales volumes due to decreased demand and increased raw material and energy costs due to the significant increases in the cost of natural gas, the Partnership incurred negative profit margins from PVC Products over the second half of the year. During the first quarter of 2001, PVC pricing was an average of $0.33 per pound.

Results of Operations
Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

Revenues

Total revenues from continuing operations during the first quarter of 2001 decreased $39.0 million or 27.8% to $101.5 million from $140.5 million in the first quarter of 2000. Total revenues for PVC Polymers Products decreased as a result of a 14% decrease in selling prices, and a decrease in sales volumes. Selling prices and volume decreases are the result of a decreased demand in the marketplace.

Cost of Goods Sold

Total cost of goods sold from continuing operations decreased $5.6 million to $114.3 million in the current period from $119.9 in the same period last year. Expressed as a percent of revenue, cost of goods sold was 112.7% in the current period versus 85.4% in the prior year. The increase was due to price increases in all major raw materials.

Interest Expense

Interest expense for the first quarter of 2001 decreased $0.8 million which is the result of lower interest rates under the Revolving Credit Facility in the first quarter of 2001 as compared to the same period last year, and the write-off of debt issuance costs in the first quarter of 2000.

Tax on Gross Margin

Taxes on gross margin were zero in the current period compared to $0.75 million in the first quarter of 2000. The decrease is directly attributable to the decline in profitability versus the prior year.

Loss from Discontinued Operations

The Partnership exited the Methanol and Derivatives and the Nitrogen Products business in 2000, and its revenues are now derived principally from the sale of PVC resins. A net loss from discontinued operations of $4.6 million was incurred for the first quarter of 2000. Depressed selling prices for Methanol, Ammonia and Urea caused the continued losses from the discontinued businesses.

Other Expense

Other expense during the first quarter of 2001 was $2.7 million as compared to $0.01 million for the same period last year. This increase was largely due to severance payments made as part of management's initiative to reduce the labor force. As of March 31, 2001, $0.875 million remained unpaid and is payable over the next three quarters.

Net Loss

Net loss for the first quarter of 2001 was $29.9 million compared to income of $0.4 million for the first quarter of 2000. As discussed above, the primary reasons for the $30.2 million decrease from prior year was the result of decreased volume and selling prices from PVC Products. Net loss from discontinued operations was $4.6 in the prior period.

Liquidity and Capital Resources

Cash Flows from Operations. Cash used in operations for the first quarter 2001 totaled $13.6 million, a reduction of $11.0 million from first quarter 2000 primarily due to favorable changes in receivables and inventories offset by an unfavorable change in payables and a net loss of $29.9 million.

Cash Flows from Investing Activities. First quarter capital expenditures totaled $3.7 million and $1.0 million for 2001 and 2000, respectively. The Partnership had a 50% interest in a 200 million pound stated annual capacity acetylene plant at the Geismar complex, with the remaining 50% interest held by BASF Corporation. The Partnership purchased BASF's interest in the acetylene plant in January 2000 for $15.9 million, $8.2 million of which was paid in the first quarter 2000 and the remaining balance was paid in July 2000. Proceeds from a note receivable of $9.7 million were collected in the first quarter of 2001.

Cash Flows from Financing Activities. Net long-term borrowings were $5.5 million in the first quarter of 2001 compared to $14.5 million in the first quarter of 2000. A decrease of $30.2 million in net income from prior year was offset by favorable increases in capital expenditures and plant acquisitions of $5.5 million, a $1.1 million debt issuance cost payment in first quarter 2000, and a $26.7 million reduction in working capital requirements.

Liquidity

On April 3, 2001, the Debtors commenced the Chapter 11 Cases. The Debtors are currently acting as debtors-in-possession pursuant to the Bankruptcy Code.

Subsequent to the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to stabilize and continue business operations. The most significant of these orders
(i) approved, on an interim basis, an amendment to the Year 2000 Revolving Credit Facility, in the form of the DIP Loan Agreement providing up to $100 million debtor-in-possession financing, (ii) permitted continued operation of their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, and (iii) authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses. A final hearing on the DIP Loan Agreement is scheduled on May 31, 2001, and the Creditors' Committee has filed an objection to the entry of a final order approving the DIP Loan Agreement.

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

Despite management's continuing efforts to reduce the exposure to natural gas, depressed resin prices and demand converged with sharply increased energy costs in the first quarter of 2001 to create a critical debt and liquidity situation. Management is in the process of developing strategies to restructure the Operating Partnership's financial affairs to allow it to emerge from bankruptcy. These strategies could include seeking strategic investors, lenders, and/or joint venture partners, selling substantial assets or pursuing other strategic transactions including a merger, joint venture or asset sale. There can be no assurance that management's efforts in this regard will be successful. The support of vendors, customers, lenders, unitholders and employees will continue to be key to the Operating Partnership's future success.

Management has undertaken several initiatives to improve liquidity, including idling unprofitable or high cost assets and production facilities, wage freezes, reductions-in-force and entering into the DIP Loan Agreement. However, given current business and market conditions, there can be no assurance that the Operating Partnership will be able to meet its financial obligations in the future.

Capital Expenditures

The Partnership currently believes that the level of annual base capital expenditures for 2001 will be in the range of $9 to $12 million with the expenditures to be mainly for required environmental, safety and other non-discretionary projects. This estimate reflects limitations placed on capital expenditures by the DIP Loan Agreement.

Item 2-A Market Risk
--------------------

Interest Rate Risk - The Year 2000 Credit Facility provides up to $100 million under a revolving credit agreement with Fleet Capital Corporation. The credit facility expires on March 30, 2004, at which time all amounts outstanding must be repaid. Interest on borrowings under the revolving credit facility is determined, at the Operating Partnership's option, based on the applicable LIBOR rate (one, two, three or six month periods) plus a margin or the Adjusted Base Rate ("ABR"). The ABR is the greater of (a) the prime rate as announced or quoted by Fleet Bank or (b) Federal Funds Effective rate plus .50%. At March 31, 2001, borrowings under the facility were $77.9 million and bore interest at 8.0%.

The Partnership is exposed to swings in the LIBOR or ABR rates. A change of 1.00% in the applicable rate would change the Partnership's interest cost by $0.8 million based on the borrowings at March 31, 2001.

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

Forward-Looking Statements

Certain statements in this Form 10-Q are forward-looking. These can be identified by the use of forward-looking words or phrases such as "believe", "expect", "may" and "potential", among others and include statements regarding the business outlook for the Operating Partnership and its ability to fund its cash needs. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. While these forward-looking statements are based on the Partnership's reasonable current expectations, a variety of risks uncertainties and other factors, including many which are outside the control of the Partnership, could cause the Partnership's actual results to differ materially from the anticipated results or expectations expressed in such forward-looking statements. The risks, uncertainties and other factors that may affect the operations, performance, development and results of the Partnership include changes in the demand for and pricing of its commodity products, changes in industry production capacity, changes in the supply of and costs of natural gas and other significant raw materials, loss of business from major customers, continuing availability of post-petition financing, negative market and credit impact from the Chapter 11 filings, unanticipated expenses, substantial changes in financial markets, labor unrest, foreign competition, major equipment failure, unanticipated results in pending legal proceedings, changes in applicable environmental, health and safety laws and regulations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

There have been no material developments in the ongoing legal proceedings that are discussed in the Partnership's 2000 Annual Report on Form 10-K.

The Partnership is subject to legal proceedings and claims that may arise in the ordinary course of business. The management of the Partnership believes, based on the information it currently possesses, that the amount of ultimate liability, taking into account its insurance coverage, including its risk retention program and Environmental Indemnity Agreement with Borden, is unlikely to have a material adverse effect on the financial position or results of operations of the Partnership.

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

                                         BORDEN CHEMICALS AND PLASTICS
                                         LIMITED PARTNERSHIP
                                         By BCP Management, Inc.,
                                         its General Partner


                                     By:  /s/ Robert R. Whitlow, Jr.
                                         ---------------------------------------
                                                  Robert R. Whitlow, Jr.
                                         Chief Financial Officer and Treasurer

May 15, 2001