Form 10-K/A
period 2000-12-31
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 2001-11-21
CIK 821202

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


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

                              NONE
                     ________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes       No  X  .
                                              -----    -----


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

     Aggregate market value in thousands of the Common Units held by non-affiliates of the Registrant based upon the closing price of such Units on November 8, 2001, was approximately $0.4 million.

Number of Common Units outstanding as of the close of business on November 8, 2001: 36,750,000.


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


Restatement of Financial Statements

  The accompanying consolidated financial statements, listed in the index on page 23, have been revised. Other portions of this Form 10-K have also been revised to reflect the changes in the financial statements. See note 2 to the consolidated financial statements for further information.



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

Chapter 11 Cases
----------------

  The Debtors commenced the Chapter 11 Cases on April 3, 2001. Additional information relating to the Chapter 11 Cases is set forth in Part 1, Item 1 of this Form 10-K under the caption "Proceedings under Chapter 11 of the Bankruptcy Code" and in Note 3 of the Notes to Consolidated Financial Statements under the caption "Proceedings under Chapter 11". Such information is incorporated herein by reference. Unsecured claims may be satisfied at less than 100% of their face value. It is impossible at this time to predict the actual recovery, if any, to which creditors of the company may be entitled. Management believes it is unlikely that the equity interests in the Company held by unitholders will have any value following resolution of the Chapter 11 process.

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


Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

  No matter was submitted during the fourth quarter of 2000 to a vote of security holders, through the solicitation of proxies or otherwise.

                                    Part II

Item 5.   Market for the Registrant's Common Equity and Related
-------   -----------------------------------------------------
                            Stockholder Matters
                            -------------------

  The Operating Partnership and its subsidiary, BCP Finance Corporation, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on April 3, 2001. The closing price for the Common Units, traded on the Pink Sheets for November 8, 2001 was $0.01. As of December 31, 2000 there were approximately 23,000 holders of record of Common Units. On April 4, 2001, the New York Stock Exchange notified the Partnership that the Exchange had suspended trading of the Common Units and intended to file an application to delist the Partnership's Common Units. At the present time, the

Partnership believes it is unlikely that the Common Units would have any value following resolution of the Chapter 11 Cases.

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
Market price range:
  High                                     6 1/4      5          4 5/8      2 1/8
  Low                                      4 1/4      3 1/4      1 1/2        1/2

                                                         1999 Quarters
                                          --------------------------------------
                                           First     Second     Third     Fourth
                                          ------     ------     -----     ------
Cash distribution declared                 $0.00      $0.00     $0.00      $0.00
  Market price range:
    High                                    8          9 7/16    7 3/8      6 3/16
    Low                                     4 9/16     6 5/8     3 5/8      3 1/4

Item 6.   Selected Financial Data
-------   -----------------------

     The following table sets forth selected historical financial information for the Company for each of the five years ended December 31.

                             (in thousands except per Unit data, which is net of 1% General Partner interest)

                                                     2000       1999       1998       1997       1996
                                                 --------   --------   --------   --------   --------
Earnings Summary:                                (RESTATED)
Net revenues                                     $491,055   $402,763   $372,854   $486,189   $464,496
Gross profit                                       22,941     43,557      8,425      4,398      9,602
(Loss) from
  continuing operations                           (88,573)   (12,260)   (45,803)   (42,581)   (36,954)
(Loss) income from
  discontinued operations                         (10,816)   (11,731)     5,196     48,178     41,782
                                                 --------   --------   --------   --------   --------

Net (loss) income                                $(99,389)  $(23,991)  $(40,607)  $  5,597   $  4,828
                                                 ========   ========   ========   ========   ========

Per Unit data - basic and diluted:
(Loss) per unit from
  continuing operations                          $  (2.39)  $  (0.33)  $  (1.23)  $  (1.15)  $  (1.00)
(Loss) income from
  discontinued operations                           (0.29)     (0.32)      0.14       1.30       1.13
                                                 --------   --------   --------   --------   --------
-
Net (loss) income per unit                       $  (2.68)  $  (0.65)  $  (1.09)  $   0.15   $   0.13
                                                 ========   ========   ========   ========   ========

Cash distributions
 declared per Unit                               $   0.00   $   0.00   $   0.00   $   0.15   $   0.35

Financial Statistics:

Current assets                                   $156,890   $152,391   $110,485   $149,368   $152,463
Current liabilities                                88,648     87,010     58,776     85,034    110,225
Property and equipment, net                       190,415    269,260    288,300    290,200    319,471
Total assets                                      388,837    480,851    461,696    500,186    525,705
Long-term debt                                    272,410    263,200    251,800    225,000    200,000
Total partners' capital                            19,091    118,480    142,471    183,078    208,200
Capital expenditures                               13,587     18,328     31,788     19,426     14,558
Depreciation                                       36,350     36,514     33,369     48,569     49,092
Interest expense                                   27,516     25,040     23,084     20,898     21,696

(a)  Includes a $58.1 million charge for impairment of long-lived assets.


Item 7.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
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

Cost of Goods Sold

  Total cost of goods sold increased to $468.1 million in 2000 from $359.2 million in 1999. Expressed as a percentage of total revenues, cost of goods sold increased in 2000 to 95% compared to 89% in 1999.

 Gross profit for PVC Polymer Products declined to $22.9 million in 2000 from $43.6 million in 1999. Increased costs of chlorine and natural gas during 2000 more than offset the increased average selling prices of PVC resins during the year.

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

Tax on Gross Margin

  Taxes on gross margin decreased $2.5 million to $0.2 million from $2.7 million in 1999. The decrease is directly attributable to the decline in profitability vs. the prior year.

Loss from Continuing Operations

  The loss from continuing operations incurred by the Partnership was $88.6 million vs. $12.3 million in 1999. As discussed above, the loss was due to declines in gross margin and the impairment charge recorded to write-down the carrying value of long-lived assets.

Loss from Discontinued Operations

  A net loss from discontinued operations of $12.2 million was incurred from discontinued operations in 2000 vs. a net loss of $11.7 million in 1999. Depressed selling prices for methanol, ammonia and urea, and high natural gas costs caused the continued losses from the discontinued businesses. In 2000, a net gain of $1.4 million was recognized on the sale of the Partnership's formaldehyde and related assets.

Net Loss

  The net loss incurred by the Partnership was $99.4 million vs. $24.0 million in 1999. As discussed above, the decline was attributable to lower profit margins from continuing operations and the charge for impairment of long-lived assets.

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

  Pursuant to its Amended and Restated Agreement of the Limited Partnership, the Partnership is required to make quarterly distributions to Unitholders and the General Partner of 100% of its Available Cash, if any. Available Cash means generally, with respect to any quarter, the sum of all cash receipts of the Partnership plus net reductions to reserves established in prior quarters, less all of its cash disbursements and net additions to reserves in such quarter.
The General Partner may establish such reserves, as it deems necessary or appropriate in its reasonable discretion, to provide for the proper conduct of the business of the Partnership or the Operating Partnership and to stabilize distributions of cash to Unitholders and the General Partner and such other reserves as are necessary to comply with the terms of any agreement or obligation of the Partnership. No cash distribution was made during 2000 or 1999; a cash distribution of $3.7 million was made during the first quarter of 1998. It is highly unlikely that the Company will declare any cash distributions in the future during the Chapter 11 process or upon resolution.


Liquidity

  The Partnership has incurred net losses of $99.4 million, $24.0 million and $40.6 million in 2000, 1999, and 1998, respectively. During 2000, the Partnership exited its Methanol and Derivatives and Nitrogen Products operations that were dependent on natural gas as a raw material feedstock. Increased production capacities outside of the United States that take advantage of low cost supplies of natural gas had resulted in the Partnership incurring significant losses from these businesses competing against low cost global producers.

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


  The Operating Partnership entered into the DIP Loan Agreement subsequent to the commencement of the Chapter 11 Cases. The DIP Loan Agreement will terminate upon the earlier of an Event of Default (as such term is defined in the DIP Loan Agreement) or March 31, 2002. The DIP Loan Agreement provides the Operating Partnership with a revolving line of credit for loans in an aggregate amount not to exceed $100 million subject to borrowing base limitations. The aggregate borrowing limit can be increased to an amount not to exceed $120 million at the DIP Lenders' discretion. The Operating Partnership granted a security interest in substantially all of the Operating Partnership's assets to the DIP Lenders as security for the Operating Partnership's obligations under the DIP Loan Agreement. The availability of borrowings under the DIP Loan Agreement is reduced by borrowings outstanding under the Year 2000 Revolving Credit Facility. The Operating Partnership will use all amounts borrowed under the DIP Loan Agreement for its ongoing working capital needs and for certain other purposes of the Operating Partnership as permitted by the DIP Loan Agreement.

  Under the DIP Loan Agreement, the Operating Partnership, at its option, may make either LIBOR based or Base Rate Borrowings. The applicable interest rate for LIBOR based borrowings is LIBOR plus 3.00%, and for Base Rate Borrowings, is Base Rate plus 1.25%.


  Prior to the commencement of the Chapter 11 Cases, the Operating Partnership and the DIP Lenders were parties to the Year 2000 Revolving Credit Facility, which provided for a revolving credit facility of up to $100 million subject to borrowing base limitations. As of December 31, 2000, the Operating Partnership had $72.4 million outstanding under the Year 2000 Revolving Credit Facility. See Note 7. "Debt" of the Notes to the Consolidated Financial Statements. The Operating Partnership's obligations under the Year 2000 Revolving Credit Agreement are among the liabilities of the Operating Partnership subject to settlement under the Chapter 11 Cases.


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


Capital Expenditures


    The Partnership currently believes that the level of annual base capital expenditures for 2001 will be in the range of $6 to $12 million, with the expenditures to be mainly for required environmental, safety and other non-discretionary projects. This estimate reflects limitations placed on capital expenditures by the DIP Loan Agreement.

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

  The Partnership is managed by BCPM pursuant to the Partnership Agreement. Subject to the orders of the Bankruptcy Court in the Chapter 11 cases, the Partnership Agreement entitles BCPM to reimbursement of certain costs of managing the Partnership. These costs include compensation and benefits payable to officers and employees of BCPM, payroll taxes, general and administrative costs and legal and professional fees. Note 6 of Notes in Consolidated Financial Statements of the Partnership contained on pages 44-53 of this Form 10-K Annual Report contains information regarding relationships and related transactions.

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
          --------------------

          a. The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated April 5, 2001 except for Note 2 as to which the date is November 8, 2001, are contained on pages 39 through 54 of this Form 10-K Annual Report.

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


Date:  November 21, 2001

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


 /s/ George W. Koch           Director
--------------------------
    George W. Koch


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


 /s/ Ronald P. Starkman       Director
--------------------------
    Ronald P. Starkman


 /s/ William F. Stoll, Jr.    Director, Vice-Chairman
--------------------------
    William F. Stoll, Jr.

                        REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS OF BORDEN CHEMICALS
AND PLASTICS LIMITED PARTNERSHIP



In our opinion, the consolidated financial statements listed in the accompanying index present fairly, after the restatement described in Note 2, in all material respects, the financial position of Borden Chemicals and Plastics Limited Partnership at December 31, 2000 and December 31, 1999, and the results of its operations and its cash flows for the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 and Note 3 to the consolidated financial statements, the Partnership has experienced recurring net losses and its principal operating subsidiary has on April 3, 2001 filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. These matters raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 and Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


The selected quarterly financial data on page 54 contain information that we did not audit, and, accordingly, we do not express an opinion on that data. We attempted but were unable to complete a review of the quarterly data in accordance with standards established by the American Institute of Certified Public Accountants because of the adjustment discussed in Note 2 and Note 14.






PricewaterhouseCoopers LLP

Columbus, Ohio

April 5, 2001 except for Note 2, as to which the date is November 8, 2001.

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per Unit data)



                                                         Year Ended December 31,
                                                      ------------------------------
                                                     (Restated)
                                                        2000       1999       1998
                                                      --------   --------   --------
Revenues
  Net trade sales                                     $468,434   $383,071   $351,038
  Net sales to related parties                          22,621     19,692     21,816
                                                      --------   --------   --------
  Total revenues                                       491,055    402,763    372,854
                                                      --------   --------   --------
Expenses
  Cost of goods sold
   Trade                                               449,382    344,445    341,294
   Related parties                                      18,732     14,761     23,135
  Marketing, general & administrative expense           26,719     27,016     23,513
  Impairment of long-lived assets                       58,083
  Interest expense                                      27,516     25,040     23,084
  Tax on gross margin                                      226      2,673      6,802
  Equity in loss of affiliate                            1,200        905      1,683
  Other (income) expense, including
   minority interest                                    (2,230)       183       (854)
                                                      --------   --------   --------

   Total expenses                                     $579,628    415,023    418,657
                                                      --------   --------   --------

(Loss) from continuing operations                      (88,573)   (12,260)   (45,803)

Discontinued operations:
  (Loss)income from discontinued
   operations, net                                     (12,213)   (11,731)     5,196
  Gain on disposal of discontinued
   operations, net                                       1,397
                                                      --------   --------   --------
Net (loss)                                             (99,389)   (23,991)   (40,607)
  Less 1% General Partner interest                         994        240        406
                                                      --------   --------   --------
Net (loss) applicable to Limited
 Partners' interest                                   $(98,395)  $(23,751)  $(40,201)
                                                      ========   ========   ========
Per Unit Data, net of 1% General Partner interest:

(Loss) from continuing operations per Unit            $  (2.39)  $  (0.33)  $  (1.23)
(Loss)income from discontinued
 operations per Unit                                     (0.29)     (0.32)      0.14
                                                      --------   --------   --------
Net (loss) per Unit                                   $  (2.68)  $  (0.65)  $  (1.09)
                                                      ========   ========   ========

Average number of Units outstanding
 during the year                                        36,750     36,750     36,750
                                                      ========   ========   ========
Cash distributions declared per Unit                  $   0.00   $   0.00   $   0.00
                                                      ========   ========   ========



See notes to consolidated financial statements

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             Year Ended December 31,
                                                         ------------------------------
                                                         (Restated)
                                                            2000      1999        1998
                                                         ---------  --------    -------
Cash Flows from Operations
Net (loss)                                               ($99,389)  ($23,991)  ($40,607)
Adjustments to reconcile net (loss) to
  net cash provided (used in) by operating activities:
   (Gain) on disposal of discontinued
    operations, net                                        (1,397)
   Impairment of long-lived assets                         52,533
   Depreciation                                            36,350     36,514     33,369
   Amortization                                             1,671      1,428        804
   Deferred tax on gross margin                            (2,507)       840      5,800
   Increase (decrease) in cash from changes
   in certain assets and liabilities:
   Accounts receivables                                     9,884    (20,120)    23,923
   Inventories                                             (5,455)   (22,981)    14,449
   Accounts payables                                          (22)    24,633    (15,118)
   Accrued interest                                           264        219    (    19)
   Other, net                                             (11,165)     4,957    (11,662)
                                                         --------   --------    -------
                                                          (19,233)     1,499     10,939
                                                         --------   --------    -------
Cash Flows from Investing Activities

  Capital expenditures                                    (13,587)   (18,328)   (31,788)
  Proceeds from sale of business segments                  38,800
  Proceeds from sale of equipment                                      3,297
  Capital contribution to affiliate                          (714)   (   812)   ( 1,064)
  Plant acquisition                                       (15,880)
                                                         --------   --------    -------
                                                            8,619    (15,843)   (32,852)
                                                         --------   --------    -------

Cash Flows from Financing Activities

  Proceeds from long-term borrowings                      139,831     33,800     53,700
  Repayments of long-term borrowings                     (130,621)   (22,400)   (26,900)
  Payment of debt issuance costs                           (1,132)
  Cash distribution paid                                                         (3,712)
                                                         --------   --------    -------
                                                            8,078     11,400     23,088
                                                         --------   --------   --------

(Decrease) increase in cash and equivalents                (2,536)   ( 2,944)     1,175

Cash and equivalents at beginning of year                   5,759      8,703      7,528
                                                         --------   --------    -------
Cash and equivalents at end of year                      $  3,223   $  5,759   $  8,703
                                                         ========   ========    =======

-----------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
  Interest paid during the year                          $ 25,247   $ 23,393   $ 23,103
  Gross margin taxes paid during the year                   1,938      1,348
-----------------------------------------------------------------------------------------
Supplemental Schedule of Non-Cash Investing and Financing Activities
  Note receivable in partial payment
    of asset sale                                        $  9,700
-----------------------------------------------------------------------------------------



See notes to consolidated financial statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                             December 31, December 31,
                                                 2000        1999
                                              ---------   ---------
                                              (Restated)
ASSETS

Cash and equivalents                          $   3,223   $   5,759
Accounts receivable (less allowance for
 doubtful accounts of $1,843 and $456,
 respectively)
 Trade                                           58,444      75,794
 Related parties                                 22,328      14,862
Inventories
 Finished and in process goods                   44,024      36,041
 Raw materials and supplies                      12,964      15,492
Note receivable                                   9,700
Other current assets                              6,207       4,443
                                              ---------   ---------
  Total current assets                          156,890     152,391
                                              ---------   ---------

Investments in and advances to
 affiliated companies                             4,124       8,521
Other assets                                     37,408      50,679
                                              ---------   ---------
                                                 41,532      59,200
                                              ---------   ---------

Property, plant and equipment, at cost          486,410     766,185
 Less accumulated depreciation                 (295,995)   (496,925)
                                              ---------   ---------
   Property, plant and equipment, net           190,415     269,260
                                              ---------   ---------

   Total assets                               $ 388,837   $ 480,851
                                              =========   =========

LIABILITIES AND
PARTNERS' CAPITAL

Accounts payable                              $  66,495   $  66,517
Accrued interest                                  3,673       3,409
Other accrued liabilities                        18,480      17,084
                                              ---------   ---------
  Total current liabilities                      88,648      87,010

Long-term debt                                  272,410     263,200
Deferred tax on gross margin                      4,133       6,640
Other liabilities                                 4,555       5,521
                                              ---------   ---------
 Total liabilities                              369,746     362,371
                                              ---------   ---------

Commitments and contingencies (Note 12)

Partners' capital (deficit)
 Limited Partners                                20,371     118,766
 General Partner                                 (1,280)       (286)
                                              ---------   ---------
 Total partners' capital                         19,091     118,480
                                              ---------   ---------

   Total liabilities and partners' capital    $ 388,837   $ 480,851
                                              =========   =========



See notes to consolidated financial statements

               BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (Deficit)
                                 (In thousands)


                                  Limited    General
                                  Partners   Partner     Total
                                 ----------  --------  ----------

Balances at December 31, 1997    $ 182,718   $   360   $ 183,078
 Net loss                          (40,201)     (406)    (40,607)

Balances at December 31, 1998      142,517    (   46)    142,471
 Net loss                         ( 23,751)   (  240)   ( 23,991)


Balances at December 31, 1999      118,766    (  286)    118,480
 Net loss (Restated)               (98,395)   (  994)    (99,389)
                                 ---------   -------   ---------

Balances at December 31, 2000
 (Restated)                      $  20,371   $(1,280)  $  19,091
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

  The Partnership has incurred net losses of $99,389, $23,991 and $40,607 in 2000, 1999, and 1998, respectively. During 2000, the Partnership exited its Methanol and Derivatives and Nitrogen Products operations that were dependent on natural gas as a raw material feedstock. Increased production capacities outside of the United States that take advantage of low cost supplies of natural gas had resulted in the Partnership incurring significant losses from these businesses competing against low cost global producers.

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


2.  Restatement of Financial Statements

    The Company has revised its financial statements as of and for the year ended December 31, 2000 for the understatement of accounts payable at December 31, 2000. The understatement was associated with system issues encountered from the implementation of a new enterprise wide information system. The impact of the revisions on the Company's financial results as of and for the year ended December 31, 2000 is summarized below:


                                       As Reported              As Restated
                                       -----------              -----------
(Loss) from continuing operations       $(75,117)                $(88,573)
(Loss) from discontinued operations     $ (8,795)                $(10,816)
(Loss) from continuing operations
  per Unit                              $  (2.02)                $  (2.39)
(Loss) from discontinued operations
  per Unit                              $  (0.24)                $  (0.29)
Net (Loss) per Unit                     $  (2.26)                $  (2.68)
Current liabilities                     $ 73,013                 $ 88,648
Total liabilities                       $354,269                 $369,746
Partners' Capital                       $ 34,568                 $ 19,091

3.  Proceedings Under Chapter 11

  On April 3, 2001, the Debtors filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code (the "Chapter 11 Cases"). The Chapter 11 Cases have been procedurally consolidated for administrative purposes only. The Debtors are currently acting as debtors-in-possession pursuant to the Bankruptcy Code.


  Subsequent to the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to stabilize and continue business operations. The most significant of these orders
(i) approved an amendment to the Operating Partnership's Credit Agreement dated as of March 31, 2000, (the "Year 2000 Revolving Credit Facility") with Fleet Capital Corporation ("Fleet") as agent for itself and other lenders party thereto (the "DIP Lenders"). The amendment (the "DIP Loan Agreement") provides up to $100 million debtor-in-possession financing, (ii) permitted continued operation of the consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, and (iii) authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses, and (iv) authorized payment of pre-petition obligations to certain vendors critical to the Partnership's ability to continue its operations.


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


  Under the DIP Loan Agreement, the Operating Partnership, at its option, may make either LIBOR based or Base Rate Borrowings. The applicable interest rate for LIBOR based borrowings is LIBOR plus 3.00%, and for Base Rate Borrowings, is Base Rate plus 1.25%. The Partnership is required to meet certain financial covenants under the DIP Loan Agreement, including capital expenditure and professional fee limitations and certain budget requirements relating to cash receipts and payments.



4.  Summary of Significant Accounting Policies

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


5.  Discontinued Operations

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

  Net revenues and (losses) income from the discontinued operations are as follows:

                                                          Year ended December 31,
                                                     -------------------------------
                                                    (Restated)
                                                         2000        1999       1998
                                                     --------    --------   --------
  Net sales                                          $170,135    $150,531   $162,674
                                                     --------    --------   --------

  (Loss) income from discontinued operations         $(12,213)   $(11,731)  $  5,196
  Gain on disposal of business segments                 1,397
                                                     --------    --------   --------

  Net (loss) income from discontinued operations     $(10,816)   $(11,731)  $  5,196
                                                     ========    ========   ========



6.  Related Party Transactions

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

  The Partnership sold methanol, ammonia and urea to, and processed formaldehyde and urea-formaldehyde concentrate for, Borden and its affiliates at prices which approximated market under long-term agreements with Borden. As part of the formaldehyde sales agreement (see Note 5 and the Partnership's decision to exit these business segments, these agreements were terminated in 2000.

  The Partnership also sells PVC resins to a customer in which Borden has a 34% ownership interest. Sales to this entity are included in related party sales on the face of the income statement.


7.  Debt

  This note contains information regarding the Operating Partnership's short-term borrowings and long-term debt as of December 31, 2000. On April 3, 2001, the Debtors commenced the Chapter 11 Cases. See Note 3. As a result of the filing of the Chapter 11 Cases, no payments will be made on any pre-petition debt except as approved by the Bankruptcy Court.

  On May 1, 1995, the Operating Partnership issued $200,000 aggregate principal amount of senior unsecured 9.5% notes due 2005. The senior unsecured notes contain a number of financial and other covenants, including limitations on liens and sales of assets. Cash distributions are not permitted unless compliance with certain covenants is maintained. See Note 10 for further discussion of cash distributions.

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


8.  Property, Plant and Equipment

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


9.  Allocation of Income and Loss

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


10.  Cash Distributions

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

  Cash distributions are limited by the terms of the Partnership's debt agreements-(See Note 7) and are unlikely to be made in the future during the Chapter 11 process or upon its resolution.


11.  Tax on Gross Margin

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


Taxes on gross margin expense are comprised of:

                                                     Year ended December 31,
                                                   --------------------------

                                                      2000      1999     1998
                                                   -------    ------   ------
 Current tax expense                               $ 2,733    $1,833   $1,002
 Deferred tax expense                               (2,507)      840    5,800
                                                   -------    ------   ------

  Total                                            $   226    $2,673   $6,802
                                                   =======    ======   ======

  At December 31, 2000, substantially all of the Partnership's deferred tax liability related to property and equipment.


12.  Rights to Purchase Units

  On April 8, 1997, the General Partner declared a distribution of one common unit purchase right (a "Right") for each outstanding common unit of the Partnership and the number of Rights most closely approximating 1/99 of the number of the units outstanding corresponding to the General Partner's interest in the Partnership.

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



13.  Commitments and Contingencies

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

  The Partnership is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of the management of the Partnership, the amount of the ultimate liability, taking into account its insurance coverage, including its risk retention program and Environmental Indemnity Agreement with Borden would not materially affect the financial position or results of operations of the Partnership. Any potential liability may be impacted by the Chapter 11 Cases described in Note 3.

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
---------------------------------------------------


  Total rent expense for all operating leases amounted to $9,721 for 2000, $9,537 for 1999 and $9,403 for 1998. The lease obligations described above are subject to the impact of the Chapter 11 Cases described in Note 3.


  During 1999, the Partnership realized a gain of $2,519 on the sale and leaseback of railcars which has been deferred and is being amortized as a reduction of rental expense over the terms of the leases.


14.  Quarterly Financial Data (Unaudited)

  The following table sets forth certain financial data for the periods indicated:


                                           2000 Quarters
------------------------------------------------------------------------------------------------
                                                                                      (Restated)
                                                  First        Second      Third       Fourth
                                              --------------  ---------  ---------  ------------

Revenues                                           $140,478   $139,707   $113,333   $ 97,537
Gross profit                                         20,600     23,081      4,246    (24,986)(b)
Income (loss) from continuing operations              4,974      8,638     (8,078)   (94,107)(a)(b)
(Loss) from discontinued operations                  (4,603)    (5,589)               (2,021)(b)
Net gain on disposal of
 discontinued operations                                         5,012                (3,615)
Net income (loss)                                       371      8,061     (8,078)   (99,743)(a)(b)
Net income (loss) per Unit -
 basic and diluted:
 Continuing operations                                 0.14       0.23      (0.22)     (2.71)(b)
 Discontinued operations                              (0.12)     (0.02)                (0.15)(b)
                                                   --------   --------   ---------  --------
  Total                                                0.02       0.21      (0.22)     (2.86)(b)

                                           1999 Quarters
------------------------------------------------------------------------------------------------
                                                      First     Second      Third     Fourth
                                                   --------   --------   --------   --------
Revenues                                           $ 83,125   $ 95,111   $111,027   $113,500
Gross profit                                          9,097      9,334     10,182     14,944
(Loss) from continuing operations                    (3,925)    (2,692)    (2,460)    (3,183)
(Loss) income from discontinued operations           (1,766)    (6,086)    (4,880)     1,001
Net (loss)                                           (5,691)    (8,778)    (7,340)    (2,182)
Net (loss) income per Unit -
 basic and diluted:
 Continuing operations                                (0.11)     (0.07)     (0.07)     (0.09)
 Discontinued operations                              (0.04)     (0.17)     (0.13)      0.03
                                                   --------   --------   --------   --------
  Total                                               (0.15)     (0.24)     (0.20)     (0.06)

(a)  Includes a $58,083 charge for impairment of long-lived assets.

(b) Amounts have been revised for the adjustment discussed in Note 2. The impact of this situation on specific interim periods in 2000 could not be determined, and as a result, the entire adjustment was recorded in the fourth quarter of 2000.

     The impact of the revisions on the fourth quarter results is summarized below:

                                                As Reported         As Restated
                                                -----------         -----------
Gross profit                                      (10,896)           $(24,986)
Income(loss)from continuing operations            (80,651)            (94,107)
(Loss)from discountinued operations                   (--)             (2,021)
Net income (loss)                                 (84,266)            (99,743)
Net income (loss) per Unit -
  basic and diluted:
  Continued operations                              (2,17)              (2.71)
  Discontinued operations                           (0.10)              (0.15)
                                                  --------           ---------
  Total                                             (2.27)              (2.86)

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