Form 10-Q/A
period 2001-03-31
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 2001-11-21
CIK 821202

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A


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


                                                                         Three Months Ended
                                                                     ----------------------------
                                                                      (Restated)
                                                                       March 31,      March 31,
                                                                          2001           2000
                                                                        --------       --------
Revenues
  Net trade sales ...................................................   $101,455       $134,405
  Net sales to related parties ......................................          -          6,073
                                                                        --------       --------
        Total revenues ..............................................    101,455        140,478
                                                                        --------       --------
Expenses
  Cost of goods sold
        Trade .......................................................    121,508        114,842
        Related parties .............................................          -          5,036
  Marketing, general & administrative expense .......................      7,442          7,142
  Interest expense ..................................................      6,645          7,463
  Tax on gross margin ...............................................          -            750
  Equity on loss of affiliate .......................................        257            260
  Other expense, including
        minority interest ...........................................      2,610             11
                                                                        --------       --------
             Total expenses .........................................    138,462        135,504
                                                                        --------       --------
  (Loss) income from continuing operations ..........................    (37,007)         4,974
  Discontinued operations
    (Loss) from discontinued operations, net ........................          -         (4,603)
                                                                        --------       --------
  Net (loss) income .................................................    (37,007)           371
       Less 1% General Partner interest .............................        370             (4)
                                                                        --------       --------
  Net (loss) income applicable to Limited
       Partners' interest ...........................................   $(36,637)      $    367
                                                                        ========       ========
Per Unit data-basic and diluted, net of 1% General Partner interest
(Loss) income from continuing operations per Unit ...................   $  (1.00)      $   0.13
(Loss) from discontinued operations per Unit ........................       0.00          (0.12)
                                                                        --------       --------
Net (loss) income per Unit ..........................................   $  (1.00)      $   0.01
                                                                        ========       ========
  Average number of Units outstanding during the period .............     36,750         36,750
                                                                        ========       ========
  Cash distributions declared per Unit ..............................   $   0.00       $   0.00
                                                                        ========       ========


See Notes to Consolidated Condensed Financial Statements.

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                           Three Months Ended
                                                                     ----------------------------
                                                                      (Restated)
                                                                       March 31,      March 31,
                                                                          2001           2000
                                                                        --------       --------
Cash Flows From Operations
  Net (loss) income .................................................   $(37,007)      $    371
  Adjustments to reconcile net (loss) income to net
      cash provided by operating activities:
        Depreciation ................................................      6,578         10,110
        Change in receivables .......................................     17,428         (9,122)
        Change in inventory .........................................     17,801          2,597
        Change in payables ..........................................    (17,588)        (9,539)
        Change in accrued interest ..................................      4,765          4,527
        Other, net ..................................................     (5,611)        (1,547)
                                                                        --------       --------
Cash used in operations .............................................    (13,634)        (2,603)
                                                                        --------       --------
Cash Flows From Investing Activities
     Capital expenditures ...........................................     (3,662)        (1,046)
     Proceeds from note receivable ..................................      9,700              -
     Plant acquisition ..............................................          -         (8,177)
                                                                        --------       --------
Cash used in investing activities ...................................      6,038         (9,223)
                                                                        --------       --------
Cash Flows From Financing Activities
     Proceeds from long-term borrowings..............................      5,533         95,139
     Repayments of long-term borrowings..............................          -        (80,638)
     Payment of debt issuance costs .................................          -         (1,113)
                                                                        --------       --------
  Cash provided by financing activities .............................      5,533         13,388
                                                                        --------       --------
(Decrease) increase in cash and equivalents .........................     (2,063)         1,562
Cash and equivalents at beginning of period .........................      3,223          5,759
                                                                        --------       --------
Cash and equivalents at end of period ...............................   $  1,160       $  7,321
                                                                        ========       ========
Supplemental Disclosures of Cash Flow Information
Interest paid during the period .....................................   $  1,568       $  2,199
                                                                        ========       ========


See Notes to Consolidated Condensed Financial Statements

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                                       (Unaudited)
                                                                        (Restated)
                    ASSETS                                            March 31, 2001         December 31, 2000
                    ------                                            --------------         -----------------
Cash and equivalents ...............................................    $  1,160                  $  3,223
Accounts receivable (less allowance for doubtful accounts
  of $237 and $1,843, respectively)
     Trade .........................................................      62,294                    58,444
     Related parties ...............................................       1,050                    22,328
Inventories
     Finished and in process goods .................................      32,019                    44,024
     Raw materials and supplies ....................................       7,168                    12,964
Note receivable ....................................................           -                     9,700
Other current assets ...............................................       9,873                     6,207
                                                                        --------                  --------
     Total current assets ..........................................     113,564                   156,890
                                                                        --------                  --------
Investments in and advances to affiliated companies ................       3,799                     4,124
Other assets .......................................................      37,683                    37,408
                                                                        --------                  --------
                                                                          41,482                    41,532
                                                                        --------                  --------
Plant, property and equipment
     Land ..........................................................      16,385                    16,385
     Buildings .....................................................      46,003                    45,881
     Machinery and equipment .......................................     427,507                   424,144
                                                                        --------                   -------
                                                                         489,895                   486,410
     Less accumulated depreciation .................................    (302,433)                 (295,995)
                                                                        --------                  --------
     Net plant, property and equipment .............................     187,462                   190,415
                                                                        --------                  --------

        Total assets ...............................................    $342,508                  $388,837
                                                                        ========                  ========

LIABILITIES AND PARTNERS' CAPITAL

Accounts and drafts payable ........................................    $ 51,345                  $ 66,495
Accrued interest ...................................................       8,438                     3,673
Other accrued liabilities ..........................................      14,475                    18,480
                                                                        --------                    ------
     Total current liabilities .....................................      74,258                    88,648

Long-term debt .....................................................     277,943                   272,410
Deferred tax on gross margin .......................................       4,133                     4,133
Other liabilities ..................................................       4,090                     4,555
                                                                        --------                  --------
     Total liabilities .............................................     360,424                   369,746
                                                                        --------                  --------

Partners' capital (deficit)

     Limited Partners ..............................................     (16,266)                   20,371
     General Partner ...............................................      (1,650)                   (1,280)
                                                                        --------                  --------
          Total partners' capital (deficit).........................     (17,916)                   19,091
                                                                        --------                  --------

        Total liabilities and partners' capital ....................    $342,508                  $388,837
                                                                        ========                  ========


See Notes to Consolidated Condensed Financial Statements.

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP


        CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)
                                 (In thousands)



                                            Limited       General
                                            Partners      Partner       Total
                                           ---------     ---------    ---------
Balance at December 31, 1999 ............. $ 118,766     $  (  286)   $ 118,480
   Net income ............................       367             4          371
                                           ---------     ---------    ---------
Balance at March 31, 2000 ................ $ 119,133     $  (  282)   $ 118,851
                                           =========     =========    =========

Balance at December 31, 2000 ............. $  20,371     $  (1,280)   $  19,091
   Net income (Restated) .................   (36,637)         (370)     (37,007)
                                           ---------     ---------    ---------
Balance at March 31, 2001 (Restated) ..... $ (16,266)    $  (1,650)   $ (17,916)
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


The Company has revised its financial statements as of and for the quarter ended March 31, 2001 for the understatement of accounts payable and for inventory valuation adjustments at March 31, 2001. The impact of this revision on the Company's financial results for the quarter ended March 31, 2001 is summarized below:



                                  As Reported       As Restated
                                  -----------       -----------

Net (loss)                        $  (29,569)       $  (36,637)
(Loss) per Unit                   $    (0.80)       $    (1.00)
Inventories                       $   46,399        $   39,187
Current liabilities               $   58,623        $   74,258
Total liabilities                 $  345,020        $  360,425
Partners' capital (deficit)       $    4,700        $  (17,916)


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

Subsequent to the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to stabilize and continue business operations. The most significant of these orders
(i) approved, an amendment (the "DIP Loan Agreement") to the Operating Partnership's Credit Agreement dated as of March 31, 2000, (the "Year 2000 Revolving Credit Facility") with Fleet Capital Corporation ("Fleet") as agent for itself and other lenders party thereto (the "DIP Lenders") providing up to $100 million debtor-in-possession financing, (ii) permitted continued operation of the consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, and (iii) authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses, and (iv) authorized payment of pre-petition obligations to certain vendors critical to the Partnership's ability to continue its operations.

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

Cost of Goods Sold


Total cost of goods sold from continuing operations increased $1.6 million to $121.5 million in the current period from $119.9 in the same period last year. Expressed as a percent of revenue, cost of goods sold was 119.8% in the current period versus 85.4% in the prior year. The increase was due to price increases in all major raw materials.

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

Other Expense


Other expense during the first quarter of 2001 was $2.6 million as compared to $0.01 million for the same period last year. This increase was largely due to severance payments made as part of management's initiative to reduce the labor force. As of March 31, 2001, $0.875 million remained unpaid and is payable over the next three quarters.


Net Loss


Net loss for the first quarter of 2001 was $37.0 million compared to income of $0.4 million for the first quarter of 2000. As discussed above, the primary reasons for the $36.6 million decrease from prior year was the result of decreased volume and selling prices from PVC Products. Net loss from discontinued operations was $4.6 in the prior period.


Liquidity and Capital Resources


Cash Flows from Operations. Cash used in operations for the first quarter 2001 totaled $13.6 million, a reduction of $11.0 million from first quarter 2000 primarily due to favorable changes in receivables and inventories offset by an unfavorable change in payables and a net loss of $37.0 million.


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


Cash Flows from Financing Activities. Net long-term borrowings were $5.5 million in the first quarter of 2001 compared to $14.5 million in the first quarter of 2000. A decrease of $37.4 million in net income from prior year was offset by favorable increases in capital expenditures and plant acquisitions of $5.5 million, a $1.1 million debt issuance cost payment in first quarter 2000, and a $26.7 million reduction in working capital requirements.


Liquidity

On April 3, 2001, the Debtors commenced the Chapter 11 Cases. The Debtors are currently acting as debtors-in-possession pursuant to the Bankruptcy Code.

Subsequent to the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to stabilize and continue business operations. The most significant of these orders
(i) approved, an amendment (the "DIP Loan Agreement") to the Operating Partnership's Credit Agreement dated as of March 31, 2000, (the "Year 2000 Revolving Credit Facility") with Fleet Capital Corporation ("Fleet") as agent for itself and other lenders and other lenders party thereto (the "DIP Lenders"), providing up to $100 million debtor-in-possession financing, (ii) permitted continued operation of the consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, and (iii) authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses and (iv) authorized payment of pre-petition obligations to certain vendors critical to the Partnership's ability to continue its operations.

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

Capital Expenditures

The Partnership currently believes that the level of annual base capital expenditures for 2001 will be in the range of $6 to $12 million with the expenditures to be mainly for required environmental, safety and other non-discretionary projects. This estimate reflects limitations placed on capital expenditures by the DIP Loan Agreement.

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


November 21, 2001