Form 10-Q
period 2001-06-30
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 2002-04-15
CIK 821202

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               |X|QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                           Commission File No. 1-9699





                          BORDEN CHEMICALS AND PLASTICS
                               LIMITED PARTNERSHIP


           Delaware                               31-1269627
   -----------------------              ----------------------------------
   (State of organization)             (I.R.S. Employer Identification No.)


 Highway 73, Geismar, Louisiana  70734              614-225-4482
----------------------------------------    -----------------------------
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


                                   ----------


        Number of Common Units outstanding as of the close of business on
                          March 25, 2002: 36,750,000.


================================================================================

Part I.  Financial Information

Item 1.  Financial Statements
-----------------------------

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per Unit data)

                                                                                Three Months Ended
                                                                    --------------------------------------------

                                                                       June 30,                    June 30,
                                                                         2001                       2000
                                                                      ----------                 --------
Revenues
  Net trade sales ..........................................          $        -                  $133,526
  Net sales to related parties .............................                   -                     6,181
                                                                      ----------                  --------

        Total revenues .....................................                   -                   139,707
                                                                      ----------                  --------

Expenses
  Cost of goods sold
        Trade ..............................................                   -                   111,739
        Related parties ....................................                   -                     4,887
  Marketing, general & administrative expense ..............                   -                     6,417
  Bad Debt expense .........................................               6,933                         -
  Interest expense .........................................                  50                     7,235
  Tax on gross margin ......................................                   -                       710
  Equity on loss of unconsolidated subsidiaries ............                   -                         -
  Equity on loss of affiliate ..............................                   -                       233
  Other (income) expense including minority interest .......                   -                      (152)
                                                                      ----------                  --------
             Total expenses ................................               6,983                   131,069
                                                                      ----------                  --------

Net income (loss) ..........................................              (6,983)                    8,638
                                                                      ==========                  ========

  Discontinued operations
    Loss from discontinued operations, net .................                   -                    (5,589)
    Gain on disposal of discontinued operations ............                   -                     5,012
                                                                      ----------                  --------

  Net (loss) income ........................................              (6,983)                    8,061
       Less 1% General Partner interest ....................                 (70)                      (80)
                                                                      ----------                  --------
  Net (loss) income applicable to Limited
       Partners' interest ..................................          $   (6,913)                 $  7,981
                                                                      ==========                  ========


Per Unit data-basic and diluted, net of 1% General Partner interest
(Loss) income from continuing operations per Unit ..........          $    (0.19)                 $   0.23
Loss from discontinued operations per Unit .................                0.00                     (0.02)
                                                                      ----------                  --------
Net (loss) income per Unit .................................          $    (0.19)                 $   0.21
                                                                      ==========                  ========

  Average number of Units outstanding during the period ....              36,750                    36,750
                                                                      ==========                  ========

  Cash distributions declared per Unit .....................          $     0.00                  $   0.00
                                                                      ==========                  ========

See Notes to Consolidated Condensed Financial Statements.

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per Unit data)

                                                                               Six Months Ended
                                                                        ------------------------------

                                                                         June 30,             June 30,
                                                                           2001                2000
                                                                        ---------            ---------
Revenues
  Net trade sales ...........................................           $       -            $ 267,931
  Net sales to related parties ..............................                   -               12,254
                                                                        ---------            ---------

        Total revenues ......................................                   -              280,185
                                                                        ---------            ---------

Expenses
  Cost of goods sold
        Trade ...............................................                   -              226,581
        Related parties .....................................                   -                9,923
  Marketing, general & administrative expense ...............                   -               13,559
  Bad debt expense ..........................................               6,933                    -
  Interest expense ..........................................                  50               14,698
  Tax on gross margin .......................................                   -                1,460
  Equity on loss of unconsolidated subsidiaries .............              19,091                    -
  Equity on loss of affiliate ...............................                   -                  493
  Other (income) expense including minority interest ........                   -                 (141)
                                                                        ---------            ---------

             Total expenses .................................              26,074              266,573
                                                                        ---------            ---------

Net income (loss) from continuing operations ................             (26,074)              13,612
                                                                        =========            =========

  Discontinued operations
    Loss from discontinued operations, net ..................                   -              (10,192)
    Gain on disposal of discontinued operations .............                   -                5,012
                                                                        ---------            ---------

  Net (loss) income .........................................             (26,074)               8,432
       Less 1% General Partner interest .....................                (261)                 (84)
                                                                        ---------            ---------
  Net income (loss) applicable to Limited
       Partners' interest ...................................           $ (25,813)           $   8,348
                                                                        =========            =========


Per Unit data, basic and diluted, net of 1% General Partner interest
Income (Loss) from continuing operations per Unit ...........           $   (0.70)                0.37
Income (Loss)  from discontinued operations per Unit ........                0.00                (0.14)
                                                                        ---------            ---------
Net (loss) income per Unit ..................................           $   (0.70)           $    0.23
                                                                        =========            =========

  Average number of Units outstanding during the period .....              36,750               36,750
                                                                        =========            =========

  Cash distributions declared per Unit ......................           $    0.00            $    0.00
                                                                        =========            =========


See Notes to Consolidated Condensed Financial Statements.

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                                            Six Months Ended
                                                                                                            ----------------
                                                                                                      June 30,             June 30,
                                                                                                        2001                2000
                                                                                                     ----------          -----------
Cash Flows From Operations
  Net income (loss) ......................................................................           $ (26,074)           $   8,432
  Adjustments to reconcile net income (loss) to net
      cash used by operating activities:
        Gain on disposal of discontinued operations, net .................................                   -               (5,012)
        Equity in loss of unconsolidated subsidiaries ....................................              19,091                    -
        Bad debt expense .................................................................               6,933                    -
        Depreciation .....................................................................                   -               19,311
Increase (decrease) in certain assets and liabilities:
        Change in receivables ............................................................                   -               (7,071)
        Change in inventory ..............................................................                   -               (4,985)
        Change in accounts payable .......................................................                   -              (13,221)
        Other ............................................................................                  50               (3,001)
                                                                                                     ---------            ---------
     Net cash flows used by operating activities .........................................                   -               (5,547)
                                                                                                     ---------            ---------

Cash Flows From Investing Activities
        Capital expenditures .............................................................                   -               (4,586)
        Plant acquisition ................................................................                   -               (8,177)
                                                                                                     ---------            ---------
     Net cash flows provided (used) by investing activities ..............................                   -              (12,763)
                                                                                                     ---------            ---------

Cash Flows From Financing Activities
           Gross borrowings under line-of-credit agreement ...............................                   -              162,830
           Gross repayments under line-of-credit agreement ...............................                   -             (139,779)
            Payment of debt issuance costs ...............................................                   -               (1,113)
                                                                                                     ---------            ---------
     Net cash flows provided (used) by financing activities ..............................                   -               21,938
                                                                                                     ---------            ---------

Change in cash and equivalents ...........................................................                   -                3,628

Cash and equivalents at beginning of period ..............................................                   -                5,759
                                                                                                     ---------            ---------

Cash and equivalents at end of period ....................................................           $       -            $   9,387
                                                                                                     =========            =========

Supplemental Disclosures of Cash Flow Information

Issuance of note payable in exchange for payment of gross margin tax .....................           $   2,800            $       -
                                                                                                     =========            =========






See Notes to Consolidated Condensed Financial Statements

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                                                                  (Unaudited)
ASSETS                                                                                            June 30, 2001    December 31, 2000
------                                                                                            -------------    -----------------
Current assets
     Cash and equivalents ................................................................        $       -            $   3,223
     Accounts receivable (less allowance for doubtful accounts of $0 and $1,843 respectively)
         Trade ...........................................................................                -               58,444
         Related parties .................................................................                -               22,328
     Inventories
         Finished and in process goods ...................................................                -               44,024
         Raw materials and supplies ......................................................                -               12,964
     Receivable from unconsolidated subsidiary (see Note 7) ..............................                -                    -
     Prepaid expenses and other current assets ...........................................                -               15,907
                                                                                                  ---------            ---------
         Total current assets ............................................................                -              156,890
                                                                                                  ---------            ---------
Other assets
  Investments in and advances to affiliated companies ....................................                -                4,124
  Other assets ...........................................................................                -               37,408
                                                                                                  ---------            ---------
            Total other assets ...........................................................                -               41,532
                                                                                                  ---------            ---------

Plant, property and equipment ............................................................                -              486,410
     Less accumulated depreciation .......................................................                -             (295,995)
                                                                                                  ---------            ---------
     Net plant, property and equipment ...................................................                -              190,415
                                                                                                  ---------            ---------
         Total assets ....................................................................        $       -            $ 388,837
                                                                                                  =========            =========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

  Current liabilities
    Accounts and drafts payable ..........................................................        $       -            $  66,495
    Accrued interest .....................................................................               50                3,673
    Note payable to general partner ......................................................            2,800                    -
    Other accrued liabilities ............................................................                -               18,480
                                                                                                  ---------            ---------
        Total current liabilities ........................................................            2,850               88,648
                                                                                                  ---------            ---------

  Long-term debt .........................................................................                -              272,410
  Other liabilities ......................................................................                -                4,555
  Deferred tax on gross margin ...........................................................            4,133                4,133
                                                                                                  ---------            ---------
     Total liabilities ...................................................................            6,983              369,746
                                                                                                  ---------            ---------

Partners' capital (deficit)
     Limited Partners ....................................................................           (5,442)              20,371
     General Partner .....................................................................           (1,541)              (1,280)
                                                                                                  ---------            ---------
          Total partners' capital (deficit) ..............................................           (6,983)              19,091
                                                                                                  ---------            ---------

        Total liabilities and partners' capital ..........................................        $       -            $ 388,837
                                                                                                  =========            =========


See Notes to Consolidated Condensed Financial Statements.

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

   CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                                 (In thousands)

                                                      Limited                  General
                                                      Partners                 Partner                  Total
                                                      --------                 -------                  -----

Balance at December 31, 1999 .................        $ 118,766                $  (  286)             $ 118,480
   Net income ................................            8,348                       84                  8,432
                                                      ---------                ---------              ---------
Balance at June 30, 2000 .....................        $ 127,114                $  (  202)             $ 126,912
                                                      =========                ==========             =========


Balance at December 31, 2000 .................        $  20,371                $  (1,280)             $  19,091
   Net loss ..................................          (25,813)                    (261)               (26,074)
                                                      ----------               ----------             ----------
Balance at June 30, 2001 .....................        $  (5,442)               $  (1,541)             $  (6,983)
                                                      ===========              ===========            ==========



































See Notes to Consolidated Condensed Financial Statements.

BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except Unit and per Unit data)


1.   Basis of Presentation

Borden Chemicals and Plastics Limited Partnership (the "Company" or "Partnership") is a Delaware limited partnership which owns a 98.9899% limited partner interest as sole limited partner in Borden Chemicals and Plastics Operating Limited Partnership (the "Operating Partnership"). BCP Management, Inc. ("BCPM"), a wholly owned subsidiary of Borden Chemical, Inc., formerly Borden, Inc. ("Borden"), owns a 1% interest as the sole general partner in the Partnership and a 1.0101% interest as the sole general partner ("General Partner") in the Operating Partnership, resulting in an aggregate 2% ownership interest in the partnerships. BCPM manages the activities of the Partnership and the Operating Partnership, and its activities are limited to such management. The General Partner's interest in the Operating Partnership is reflected as minority interest in the accompanying consolidated condensed financial statements.

On April 3, 2001, the Operating Partnership and its wholly owned subsidiary BCP Finance Corporation, filed a voluntary petition in the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, as of April 3, 2001, the Operating Partnership's operations are subject to the jurisdiction of the Bankruptcy Court and are no longer controlled by the Company. Accordingly, the Company no longer consolidates the Operating Partnership's financial results in its condensed consolidated financial statements, resulting in a change in reporting entity.

As a result of this change in reporting entity, the Company has restated its fiscal 2001 results, effective January 1, 2001, to account for its investment in the Operating Partnership under the equity method. Under the equity method, the Partnership's share of the Operating Partnerships' income or loss is recorded in earnings and as an adjustment to the Partnership's investment in the Operating Partnership, to the extent that the Partnership's investment is not reduced below zero. During the first quarter fiscal 2001, the Partnership's investment in the Operating Partnership was reduced to zero, therefore, further losses incurred by the Operating Partnership are no longer recognized by the Partnership. The Partnership did not recognize its 99% share of the Operating Partnership's losses amounting to $23.0 million and $40.9 million for the three and six-month periods ended June 30, 2001, respectively.

These financial statements and the financial statements of the Operating Limited Partnership appearing in Footnote 9 have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for amounts recorded. Financial statements of the Operating Limited Partnership appearing in Footnote 9 have been prepared in accordance with the AICPA's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7).

Accordingly, the accompanying condensed financial statements as of and for the three and six-month periods ended June 30, 2001 include the consolidated financial results of the Operating Partnership and its subsidiary on an equity basis. See Notes 2 and 3 for recent events regarding the bankruptcy proceedings. See Note 9 for the condensed consolidated financial information of the Operating Limited Partnership.

The accompanying unaudited interim consolidated condensed financial statements of the Partnership contain all adjustments, including normal recurring adjustments, which in the opinion of the General Partner, are necessary for a fair statement of the results for the interim periods in accordance with accounting principles generally accepted in the United States of America. Results for the interim periods are not necessarily indicative of the results for the full year. The interim financial statements and notes should be read in conjunction with the financial statements and accompanying notes in the Partnership's fiscal 2000 Annual Report on Form 10-K.

Basic income (loss) per unit is computed by dividing net income (loss), after subtracting the General Partner's 1% interest, by the weighted average number of units outstanding. Currently, there are no potentially dilutive securities; accordingly, basic income (loss) per unit and diluted income (loss) per unit are equivalent.

2.   Organization and Business

The Partnership is a holding company and does not have its own independent operations and does not engage in any revenue producing activities. As of June 30, 2001, the Operating Partnership had three operating locations: its main operating site in Geismar, Louisiana, which produces PVC resins, vinyl chloride monomer and acetylene; a PVC resins plant located in Illiopolis, Illinois; and a PVC resins plant in Addis, Louisiana. Its finished goods PVC resins are sold for further processing into various end-use applications, such as plastic pipe and pipefittings, vinyl siding and window frames, vinyl flooring and other applications. The acetylene plant located in Geismar, Louisiana has been idled since December 2000.

On April 3, 2001, the Operating Partnership and its wholly owned subsidiary, BCP Finance Corporation, (collectively, "the Debtors") elected to seek bankruptcy court protection to develop and implement a financial reorganization because, despite management's continuing efforts to reduce the exposure to natural gas, depressed resin prices and demand converged with sharply increased energy costs in the first quarter of 2001 to create a critical debt and liquidity situation. Management is in the process of developing strategies to restructure the Operating Partnership's financial affairs and allow it to emerge from bankruptcy. These strategies could include seeking strategic investors, lenders, and/or joint venture partners, selling substantial assets or pursuing a merger or other strategic transactions. There can be no assurance that management's efforts in this regard will be successful. The support of the Company's vendors, customers, lenders, unitholders and employees will continue to be key to the Company's future success.

Management has undertaken several initiatives to improve liquidity, including idling unprofitable or high cost assets and production facilities, wage freezes, reductions-in-force and entering into the credit facilities as described in Note
3. However, given current business and market conditions, there can be no assurance that the Partnership or Operating Partnership will be able to meet its financial obligations in the future.

3.   Proceedings Under Chapter 11

Subsequent to the commencement of the Operating Partnership Chapter 11, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to stabilize and continue business operations. The most significant of these orders (i) approved an amendment (the "Primary DIP Facility") to the prepetition Year 2000 Revolving Credit Facility (the "Prepetition Credit Facility") providing up to $100 million of debtor-in-possession financing, (ii) permitted continued operation of the consolidated cash management system during the Operating Partnership Chapter 11 case in substantially the same manner as it was operated prior to the commencement of the Operating Partnership Chapter 11 case, (iii) authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses, and (iv) authorized payment of pre-petition obligations to certain vendors critical to the Operating Partnership's ability to continue its operations.

The Primary DIP Facility, which received final Approval of the Bankruptcy Court on July 11, 2001, provides the Operating Partnership with a revolving line of credit in an aggregate amount not to exceed $100 million, subject to borrowing base limitations, and bears interest at the Alternate Base Rate plus 1.25%. The Operating Partnership has used amounts borrowed under the Primary DIP Facility for its ongoing working capital needs and for certain other purposes of the Operating Partnership as permitted by that facility. The Operating Partnership granted a security interest to the DIP Lenders in substantially all of the Operating Partnership's assets as security for its obligations under the Primary DIP Facility. All obligations under the Primary DIP Facility are afforded "super-priority" administrative expense status in the Operating Partnership Chapter 11 case. The Primary DIP Facility matured on March 31, 2002, but the lenders have agreed, and the Bankruptcy Court has approved, the extension of the maturity date to April 30, 2002.

In light of the possibility that the Primary DIP Facility would be insufficient to finance the Operating Partnership's working capital needs during the period required to obtain confirmation of a plan of reorganization for the Debtors, the Operating Partnership approached a number of institutional lenders to assess their interest in extending additional credit to the Debtors. None of these lenders were willing to provide credit or terms acceptable to the Operating Partnership. The Operating Partnership requested its general partner, BCPM, to provide a loan to it. On October 31, 2001, the Debtors filed an initial motion with the Bankruptcy Court seeking an interim order to obtain additional, secondary postpetition financing (the "Secondary DIP Facility") from BCPM. The terms of the proposed Secondary DIP Facility were negotiated, on the one hand, by management of the Operating Partnership and the Debtors' legal counsel and, on the other hand, by officers of BCPM and BCPM's legal counsel, with the approval of the Independent Committee of the Board of Directors of BCPM which is comprised of three outside directors who are not employees of the Operating Partnership, BCPM or Borden. The negotiations included efforts to obtain the support of the lenders under the Primary DIP Facility and the Official Committee of Unsecured Creditors appointed in the Operating Partnership Chapter 11 case. The Creditors Committee filed an objection to the initial motion on November 6, 2001.

Further negotiations between the Operating Partnership and BCPM occurred, and the parties agreed to revisions to the terms of the proposed Secondary DIP Facility. The Debtors sought interim approval of the revised Secondary DIP

Facility. Subject to the terms and conditions of the Secondary DIP Facility, BCPM has agreed to makes loans to the Operating Partnership through March 31, 2002, in an aggregate amount not to exceed $10 million for working capital, other general corporate purposes and to make payments on the Primary DIP Facility. The loans are unsecured, bear interest at the Alternate Base Rate specified in the Primary DIP Facility plus 2.75% and mature on March 31, 2002. The Creditors Committee also objected to the revised Secondary DIP Facility. After a hearing, the Bankruptcy Court entered an order on December 20, 2001, granting interim approval to $5 million in loans under the Secondary DIP Facility.

On March 22, 2002, BCPM, the General Partner of the Company and the Operating Partnership, filed a voluntary petition under Chapter 11 of the Bankruptcy Code. As of the date of the filing, BCPM had cash of approximately $25 million, a claim of approximately $4 million against the Operating Partnership for repayment of borrowings under the Secondary DIP Facility, and claims of approximately $6.6 million against the Operating Partnership for unreimbursed expenses of the Company and the Operating Partnership paid by BCPM, the payment of which is subject to the approval of the Bankruptcy Court.

On March 22, 2002, BCPM filed a motion in the General Partner Bankruptcy requesting authority to extend the maturity date of the Secondary DIP Facility and approval of the second $5 million of lending authority under the Secondary DIP Facility. This motion was approved by the Bankruptcy Court on March 27, 2002. It is anticipated that the Operating Partnership will require borrowings from BCPM in excess of the amounts previously committed, or approved by the Bankruptcy Court, under the Secondary DIP Facility in order to continue operations until the Operating Partnership completes the sale of certain of its assets. BCPM may file a motion requesting authority to make further loans to the Operating Partnership. There can, however, be no assurance that BCPM will be authorized by the Bankruptcy Court to make further loans to the Operating Partnership or that the Operating Partnership will be authorized by the Bankruptcy Court to make further borrowings from BCPM.

The Operating Partnership has been exploring various strategic alternatives, including possible mergers or joint ventures or a sale or sales of substantially all of its assets. This strategy had been announced by the Company and the Debtors to the public, creditors and the Bankruptcy Court in various public filings, press releases and pleadings. Prior to the filing of the Operating Partnership Chapter 11 case, the Operating Partnership had retained Taylor Strategic Divestitures Corporation ("Taylor") to provide investment-banking services in connection with its attempts to complete an asset sale or other transaction. On September 28, 2001, the Bankruptcy Court entered an order approving the Debtors' retention of Taylor and a fee structure for its services.

Throughout the Operating Partnership Chapter 11 case, Taylor has worked with the Debtors to identify and contact potential candidates for asset purchases or other transactions. Beginning in June 2001, certain potential purchasers submitted non-binding expressions of interest for certain of the Debtors' assets. On August 24, 2001, the Debtors filed a motion with the Bankruptcy Court for an order approving bidding procedures for the sale of substantially all of the Debtors' assets. An order approving bidding procedures was entered by the Bankruptcy Court on October 12, 2001. The procedures include a five-stage process for marketing assets, negotiating with potential purchasers, conducting an auction if needed, and obtaining court approval of sales of principal assets.

Following due diligence by several candidates, the number and amount of the bids declined. Several candidates cited the events of September 11, 2001 and related events for withdrawing from the bidding process, while others offered business reasons for declining to bid. The Operating Partnership has, however, continued to solicit bids and has conducted discussions with a number of candidates.

On December 3, 2001, the Debtors filed a motion with the Bankruptcy Court seeking approval of an asset purchase agreement with Shintech Louisiana, LLC ("Shintech") regarding the sale of the assets and operations of the Addis plant. Shintech agreed to pay: (i) $38 million for the Addis plant, (ii) the value of the Addis inventory and accounts receivable, and (iii) the cost of severance benefits for certain Addis employees. The sale excludes certain items such as cash, intercompany accounts, claims against third parties and equity interests in certain entities. The sale was approved by the Bankruptcy Court on December 20, 2001, and closed on February 28, 2002. The proceeds from the sale of the Addis plant were applied to pay expenses of the transaction and outstanding borrowings under the Primary DIP Facility.

The Operating Partnership announced on March 8, 2002, that it had executed an asset purchase agreement for the plant at Illiopolis, Illinois, with Formosa Plastics Corporation, Delaware, which proposes to pay approximately $35 million for the plant and working capital, subject to adjustments. The Bankruptcy Court approved the Illiopolis transaction at a hearing on March 27, 2002. If the transaction closes, a portion of the proceeds from the sale of the Illiopolis plant will be applied to pay outstanding borrowings under the Primary DIP Facility.

The Operating Partnership continues to explore possible dispositions of the Geismar plant, but there is no assurance that a sale of the plant will be completed. The Operating Partnership is continuing to operate the Illiopolis plant at the present time, and began idling the Geismar plant in March 2002. On December 12, 2001 the Creditors Committee filed a motion seeking an order requiring the Debtors to abandon the assets comprising the Geismar plant. The Debtors objected to the motion. The Bankruptcy Court held an initial hearing on this motion on December 20, 2001, and the motion remains pending at this time.

It is not anticipated that holders of the Company's Common Units will receive any distribution as a result of any sales of the Operating Partnership's assets or the Debtors' plan of reorganization.

4.   Environmental and Legal Proceedings

Under an Environmental Indemnity Agreement (the "EIA") with Borden, Inc. ("Borden"), Borden has agreed, subject to certain specified limitations, to indemnify the Partnership in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Partnership. The Partnership is responsible for environmental liabilities arising from facts or circumstances that existed and requirements that become effective on or after such date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after such date, Borden and the Operating Partnership will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the assets in question (to the extent relevant). No claims can be made under the EIA for liabilities incurred after November 30, 2002.

The Operating Partnership is subject to extensive federal, state and local environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water, establish standards for the treatment, storage, transportation and disposal of solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances. The Operating Partnership has expended substantial resources, both financial and managerial, and it anticipates that it will continue to do so in the future. Failure to comply with the extensive federal, state and local environmental laws and regulations could result in significant civil or criminal penalties and remediation costs.

The Operating Partnership is subject to legal proceedings and claims which may arise in the ordinary course of business. Management of the Operating Partnership believes, based on the information it currently possesses, that the amount of the ultimate liability, taking into account its insurance coverage, including its risk retention program and Environmental Indemnity Agreement with Borden, is unlikely to have a material adverse effect on the financial position or results of operations of the Operating Partnership. Any potential liability may be impacted by the Operating Partnership Chapter 11 case described in Note 2.

5.   Debt

On May 1, 1995, the Operating Partnership issued $200 million aggregate principal amount of 9.5% Notes due 2005 (the "Notes") pursuant to an Indenture dated as of May 1, 1995 (the "Indenture"). The Notes are senior unsecured obligations of the Operating Partnership. The Notes include restrictions on the Operating Partnership's ability to make cash distributions, incur additional indebtedness, sell assets, engage in sale/leasebacks and to take certain other actions. Upon a Change in Control, the holders of the Notes may require the Operating Partnership to repurchase their Notes at a price equal to 101% of the aggregate principal amount plus accrued and unpaid interest to the date of repurchase As a result of the filing of the Operating Partnership Chapter 11 case described in Note 2, no payments will be made by the Debtors on the Notes except as approved by the Bankruptcy Court.

6.   Segment Information

Prior to fiscal 2000, the Company operated in three reportable segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The segments were PVC Polymers Products, Methanol and Derivatives and Nitrogen Products. The Partnership identifies its reportable segments based on the internal organization that is used by management for making operating decisions and assessing performance.

During fiscal 2000, the Partnership exited its Methanol and Derivatives and Nitrogen Products business segments. Consequently, the Partnership now operates in only the PVC Polymers Products business segment, which consists of PVC resins, ethylene-based vinyl chloride monomer (for internal consumption), and its currently idled acetylene and acetylene-based vinyl chloride monomer operations.

7.   Related Party Transactions

The Company and the Operating Partnership are managed by BCPM, subject to orders of the Bankruptcy Court, pursuant to the Amended and Restated Partnership Agreement of the Company and the Amended and Restated Partnership Agreement of the Operating Partnership, respectively. Neither the Company nor the Operating Partnership directly employs any of the persons responsible for managing or operating the business of the Operating Partnership, but instead relies on the officers and employees of the General Partner and of Borden who provide support to or perform services for the General Partner and reimburses the General Partner or Borden (on its own or on the General Partner's behalf) for their services.

The Operating Partnership sold its formaldehyde and certain other assets for $48.5 million to Borden on July 28, 2000. As part of the transaction, the Operating Partnership and Borden entered into a series of agreements with respect to the operations of the parties at the Geismar complex, including the provision of utilities and other services by the Operating Partnership to Borden's facilities, the provision of dock capacity by Borden to the Operating Partnership at Borden's dock facility, the provision of a control room by Borden to the Operating Partnership, and indemnification of Borden by the Operating Partnership for any environmental liability relating to the assets purchased by Borden during the period in which they were owned by the Operating Partnership.

In April 2001, the Partnership borrowed $2.8 million from BCPM in order to pay federal gross margin taxes, and has issued a demand note, bearing interest at prime rate plus 1.50%, payable to BCPM for the same amount. The Partnership has also recorded a deferred tax liability of $4.1 million and a receivable of $6.9 million from the Operating Partnership for future reimbursement of these taxes. Management believes the Partnership is entitled to reimbursement for these obligations by the Operating Partnership, pursuant to the Partnership Agreement and consistent with past practice; however, such reimbursement is subject to approval of the Bankruptcy Court. This receivable was written down to zero upon the Operating Partnership filing for bankruptcy due to the uncertainty surrounding the ultimate collection of these amounts.

On January 14, 2002, the General Partner and the Operating Partnership entered into the Secondary DIP Facility which, as amended on March 29, 2002, commits the General Partner to make loans to the Operating Partnership through April 30, 2002, in an aggregate amount not to exceed $10 million for working capital, other general corporate purposes and to make payments on the Primary DIP Facility.

8.   New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard No. 141, "Business Conditions". This statement requires that all business combinations in the scope of this statement are to be accounted for using one method, the purchase accounting method.

Also in June 2001, the FASB issued Statement of Accounting Standard No. 142, "Goodwill and Other Intangible Assets". This statement addresses how intangible assets that are acquired individually or within a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement currently would not have an impact on the Company's financial statements.

In August 2001, the FASB issued Statement of Accounting Standard No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". This standard is effective for fiscal years beginning after June 15, 2002. The Statement would require that (1) an existing legal obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred and the amount of the liability be initially measured at fair value (2) an entity recognize subsequent changes in the liability that result from (a) the passage of time and (b) revisions in either the timing or amount of estimated cash flows; and (3) upon initially recognizing a liability for an Asset Retirement Obligation, an entity capitalized the cost by recognizing an increase in the carrying amount of the related long-lived asset. The Partnership has not yet evaluated the impact of this statement.

In October 2001, the FASB issued Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard is effective for fiscal years beginning after December 15, 2001. The Statement addresses issues relating to the implementation of FASB Statement No. 121 (FAS
121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Partnership has not yet evaluated the impact of this Statement.

9. Consolidated Condensed Interim Debtor-in-Possession Financial Statements of Borden Chemicals and Plastics Operating Limited Partnership

The consolidated condensed interim Debtor-In-Possession financial statements of the Operating Partnership as of and for the three and six months ended June 30, 2001 are as follows:

                    DEBTOR-IN-POSSESSION FINANCIAL STATEMENTS
           BORDEN CHEMICALS AND PLASTICS OPERATING LIMITED PARTNERSHIP

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)

                                                                     Three Months Ended        Three Months Ended
                                                                     ------------------        ------------------

                                                                        June 30, 2001              June 30, 2000
                                                                        -------------              -------------
Revenues

Total revenues .............................................             $   93,348                 $   139,707
                                                                         ----------                 -----------

Expenses
  Cost of goods sold .......................................                100,278                     116,626
  Marketing, general & administrative expense ..............                  5,415                       6,417
  Impairment of long-lived assets ..........................                   (945)                          -
  Interest expense (excluding contractual interest of
       $4,600 for 2001) ....................................                  2,270                       7,235
  Tax on gross margin ......................................                      -                         710
  Equity on loss of affiliate ..............................                    677                         233
  Other (income) expense ...................................                  2,992                        (234)
  Reorganization items:
         Professional fees .................................                  2,510                           -
         Loss on debt issuance costs .......................                  3,755                           -
         Gain on settlement of pre-petition claims .........                   (377)                          -
                                                                         ----------                 -----------

             Total expenses ................................                116,575                     130,987
                                                                         ----------                 -----------

Net income (loss) from continuing operations ...............             $  (23,227)                $     8,720
                                                                         ----------                 -----------

Discontinued operations
  Loss from discontinued operations, net ...................                      -                      (5,589)
  Gain on disposal of discontinued operations ..............                      -                       5,012
                                                                         ----------                 -----------

Net income (loss) ..........................................             $  (23,227)                $     8,143
                                                                         ===========                ===========

                    DEBTOR-IN-POSSESSION FINANCIAL STATEMENTS
           BORDEN CHEMICALS AND PLASTICS OPERATING LIMITED PARTNERSHIP

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)

                                                                     Six Months Ended           Six Months Ended
                                                                     ----------------           ----------------

                                                                        June 30, 2001              June 30, 2000
                                                                        -------------              -------------
Revenues

Total revenues ................................................          $  194,803                  $  280,185
                                                                         -----------                 ----------

Expenses
  Cost of goods sold ..........................................             221,786                     236,504
  Marketing, general & administrative expense .................              11,777                      13,559
  Impairment of long-lived assets .............................                (945)                          -
  Interest expense (excluding contractual interest of
        $4,600 for 2001) ......................................               8,915                      14,698
  Tax on gross margin .........................................                   -                       1,460
  Equity on loss of affiliate .................................                 934                         493
  Other (income) expense ......................................               5,980                        (227)
  Reorganization items:
         Professional fees ....................................               3,590                           -
         Loss on debt issuance costs ..........................               3,755                           -
         Gain on settlement of pre-petition claims ............                (377)                          -
                                                                         -----------                 ----------

             Total expenses ...................................             255,415                     266,487
                                                                         -----------                 ----------

Net income (loss) from continuing operations ..................          $  (60,612)                 $   13,698
                                                                         -----------                 ----------

Discontinued operations
  Loss from discontinued operations, net ......................                   -                     (10,192)
  Gain on disposal of discontinued operations .................                   -                       5,012
                                                                         -----------                 ----------

Net income (loss) .............................................          $  (60,612)                 $    8,518
                                                                         ===========                 ==========

                    DEBTOR-IN-POSSESSION FINANCIAL STATEMENTS
           BORDEN CHEMICALS AND PLASTICS OPERATING LIMITED PARTNERSHIP

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                    June 30, 2001       June 30, 2000
                                                                                    -------------       -------------
Cash Flows From Operations
  Net income (loss) ........................................................          $ (60,612)           $  8,518
  Adjustments to reconcile net income (loss) to net
     cash used by operating activities:
        Gain on disposal of discontinued operations, net ...................                 -               (5,012)
        Depreciation .......................................................              13,320             19,311
     Increase (decrease) in certain assets and liabilities:
        Change in receivables ..............................................              21,212             (7,071)
        Change in inventory ................................................              22,009             (4,985)
        Change in accounts payable .........................................             (3,730)            (13,221)
        Other ..............................................................               1,437             (3,087)
     Reorganization items:
        Payment of professional fees .......................................             (1,880)                  -
        Loss on debt issuance costs ........................................               3,755                  -
        Gain on settlement of pre-petition claims ..........................               (377)                  -
                                                                                      ----------           ---------
Net cash flows provided (used) by operating activities .....................             (4,866)             (5,547)
                                                                                      ----------           ---------

Cash Flows From Investing Activities
     Capital expenditures ..................................................             (4,717)             (4,586)
     Plant acquisition .....................................................                   -             (8,177)
     Proceeds from note receivable .........................................               9,700                  -
                                                                                      ----------           ---------
Net cash flows provided (used) by investing activities .....................               4,983            (12,763)
                                                                                      ----------           ---------

Cash Flows From Financing Activities
    Gross borrowings under line-of-credit agreement ........................              91,126            162,830
    Gross repayments under line-of-credit agreement ........................            (92,365)           (139,779)
    Payment of debt issuance costs .........................................             (1,360)             (1,113)
                                                                                      ----------           ---------
Net cash flows provided (used) by financing activities .....................             (2,599)             21,938
                                                                                      ----------           ---------

Change in cash and equivalents .............................................             (2,482)              3,628

Cash and equivalents at beginning of period ................................               3,223              5,759
                                                                                      ----------           ---------

Cash and equivalents at end of period ......................................          $      741           $   9,387
                                                                                      ==========           =========

                    DEBTOR-IN-POSSESSION FINANCIAL STATEMENTS
           BORDEN CHEMICALS AND PLASTICS OPERATING LIMITED PARTNERSHIP

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

ASSETS                                                                                           June 30, 2001    December 31, 2000
------                                                                                           -------------    -----------------
Current assets
     Cash and equivalents ................................................................           $     741            $   3,223
     Accounts receivable (less allowance for doubtful accounts of $434 and $1,843 respectively)
              Trade ......................................................................              58,951               58,444
              Related parties ............................................................                 609               22,328
     Inventories:
              Finished and in process goods ..............................................              26,300               44,024
              Raw materials and supplies .................................................               8,679               12,964
     Other current assets ................................................................              10,785               15,907
                                                                                                     ---------            ---------
         Total current assets ............................................................             106,065              156,890
                                                                                                     ---------            ---------
Other assets
     Investments in and advances to affiliated companies .................................               3,979                4,124
     Other assets ........................................................................              33,677               37,408
                                                                                                     ---------            ---------
             Other assets ................................................................              37,656               41,532
                                                                                                     ---------            ---------

Plant, property and equipment ............................................................             491,303              486,410
     Less accumulated depreciation and write-downs .......................................            (309,031)            (295,995)
                                                                                                     ---------            ---------
     Net plant, property and equipment ...................................................             182,272              190,415
                                                                                                     ---------            ---------
        Total assets .....................................................................           $ 325,993            $ 388,837
                                                                                                     =========            =========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Liabilities not subject to compromise:
  Current liabilities
    Priority debt ........................................................................           $  71,171            $       -
    Accounts and drafts payable ..........................................................              14,473               66,495
    Accrued interest .....................................................................                 451                3,673
    Other accrued liabilities ............................................................               7,191               18,480
                                                                                                     ---------            ---------
          Total current liabilities ......................................................              93,286               88,648
                                                                                                     ---------            ---------

  Long  term debt ........................................................................                   -              272,410
  Other liabilities ......................................................................               2,267                4,914
  Deferred tax on gross margin ...........................................................               4,133                4,133
                                                                                                     ---------            ---------
         Total liabilities not subject to compromise .....................................              99,686              370,105
                                                                                                     ---------            ---------

Liabilities subject to compromise
   Accrued interest ......................................................................               8,073                    -
   Long-term debt ........................................................................             200,000                    -
   Pre-petition accounts payable .........................................................              47,915                    -
   Other accrued liabilities .............................................................              12,199                    -
                                                                                                     ---------            ---------
      Total liabilities subject to compromise ............................................             268,187                    -
                                                                                                     ---------            ---------

Partners' capital (deficit)
     General Partner .....................................................................                (971)                (359)
     Limited Partners ....................................................................             (40,909)              19,091
                                                                                                     ---------            ---------
          Total partners' capital (deficit) ..............................................             (41,880)              18,732
                                                                                                     ---------            ---------
        Total liabilities and partners' capital ..........................................           $ 325,993            $ 388,837
                                                                                                     =========            =========

BORDEN CHEMICALS AND PLASTICS OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED CONDENSED DEBTOR-IN-POSSESSION FINANCIAL STATEMENTS
-------------------------------------------------------------------------

1.   Liabilities subject to compromise

Liabilities subject to compromise refer to liabilities incurred prior to the commencement of the Operating Partnership Chapter 11 case. These liabilities consist primarily of amounts outstanding under the Company's long-term debt and also include accounts payable, accrued interest, and other accrued expenses. These amounts represent management's best estimate of known or potential claims to be resolved in connection with the Operating Partnership Chapter 11 case. The bar date was established as of October 19, 2001. The bar date is the date by which claims against the Company must be filed if the claimants wish to receive any distribution in the Chapter 11 Cases. Certain creditors have submitted claims in excess of the amounts recorded as liabilities by the Operating Partnership. Such claims remain subject to future adjustments based on negotiations and reconciliation with applicable creditors, actions of the Bankruptcy Court, further developments with respect to disputed claims, or other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Operating Partnership Chapter 11 case and as such, the ultimate amount of such liabilities is presently not determinable. The Operating Partnership has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including pre-petition wages, vacation pay, employee benefits and reimbursement of employee business expenses. The Bankruptcy Court also has authorized the Company to pay pre-petition obligations to critical vendors to aid the Company in maintaining its normal operations. As of June 30, 2001, the Company had made no such payments. In the second quarter, in accordance with SOP 90-7, the Company wrote off debt issuance costs of $3.8 million associated with the Subordinated Notes as a result of the bankruptcy proceeding.

Liabilities subject to compromise consist of the following as of June 30, 2001 (in thousands):

     Accrued interest                                                 $    8,073
     Long-term debt                                                      200,000
     Pre-petition accounts payable                                        47,915
     Other accrued liabilities                                            12,199
                                                                      ----------
        Total liabilities subject to compromise                       $  268,187
                                                                      ==========

2.   Related party transactions

The Company and the Operating Partnership are managed by BCPM, subject to orders of the Bankruptcy Court, pursuant to the Amended and Restated Partnership Agreement of the Company and the Amended and Restated Partnership Agreement of the Operating Partnership, respectively. Neither the Company nor the Operating Partnership directly employs any of the persons responsible for managing or operating the business of the Operating Partnership, but instead relies on the officers and employees of the General Partner and of Borden who provide support to or perform services for the General Partner and reimburses the General Partner or Borden (on its own or on the General Partner's behalf) for their services.

The Operating Partnership sold its formaldehyde and certain other assets for $48.5 million to Borden on July 28, 2000. As part of the transaction, the Operating Partnership and Borden entered into a series of agreements with respect to the operations of the parties at the Geismar complex, including the provision of utilities and other services by the Operating Partnership to Borden's facilities at an annual charge of approximately $1.2 million for 2001, the provision of dock capacity by Borden to the Operating Partnership at Borden's dock facility, the provision of a control room by Borden to the Operating Partnership, and indemnification of Borden by the Operating Partnership for any environmental liability relating to the assets purchased by Borden during the period in which they were owned by the Operating Partnership.

The Company subleased 99 railcars from Borden at an annual cost of $0.5 million. As part of the Bankruptcy Court proceedings, the Company elected to reject the sublease agreement with Borden. As a result of this lease rejection, Borden has offset approximately $1.8 million from the proceeds of the $37.5 million note used to capitalized BCPM. BCPM has a claim against the Company for the amount of this offset. As part of the Borden offset, invoices amounting to $0.3 million for exchanges, environmental and utility services were also offset.

The employees of BCPM (together with employees providing support to or services for BCPM) operate the Partnership and participate in various General Partner benefit plans including pension, retirement savings, post-retirement other than pension, post employment, and health and life insurance. The Partnership has no direct liability for such benefits since the Partnership does not directly employ any of the persons responsible for managing and operating the Partnership, but instead reimburses the General Partner (on its own or BCPM's behalf) for their services. Charges to the Partnership for such services are actuarially determined where appropriate. The Partnership expenses the full amount of such charges but only reimburses the General Partner (on its own or BCPM's behalf) for actual benefits paid. The difference between cash payments to the General Partner (on its own or BCPM's behalf) and expense is accrued on the Partnership's books. The General Partner maintains a post-retirement and disability plan for employees of the General Partner. This liability was approximately $3.8 million as of June 30, 2001.

During the six months ended June 30, 2001, BCPM made unreimbursed severance payments totaling $0.4 million to former employees of the General Partner.
In addition, BCPM also made unreimbursed payments for certain professional services and other expenses of $0.2 million. The Operating Partnership has reflected these payments as expense in the condensed statement of operations and have recorded a corresponding payable to BCPM, which liability is included in liabilities subject to compromise in the accompanying consolidated condensed balance sheet at June 30, 2001.

3.   Subsequent events

In December 2001, the Operating Partnership entered into a Loan Agreement "Loan Agreement" with BCPM whereby BCPM will provide loans up to $10 million for the Operating Partnership to use for working capital requirements or other general corporate purposes in the event that there is no borrowing availability under the Operating Partnership's revolving credit facility with Fleet. The Operating Partnership may only borrow pursuant to this Loan Agreement if there is no positive borrowing availability under the Operating Partnership's revolving credit facility with Fleet. Borrowings under the Loan Agreement are payable on the earlier of a) March 31, 2002, b) the date of confirmation of a plan of reorganization, c) the date upon which the sale of substantially all of the Operating Partnership's assets has been completed, or d) an event of default. Borrowings under the Loan Agreement bear interest at the Alternate Base Rate plus 2.75%. The Bankruptcy Court approved the Loan Agreement for borrowings up to $5 million. Borrowings under the Loan Agreement have been granted administrative claim status. The Primary DIP Facility matured on March 31, 2002, but the lenders have agreed, and the Bankruptcy Court has approved, the extension of the maturity date to April 30, 2002.

On December 3, 2001, the Debtors filed a motion with the Bankruptcy Court seeking approval of an asset purchase agreement with Shintech Louisiana, LLC ("Shintech") regarding the sale of the assets and operations of the Addis plant. Shintech agreed to pay: (i) $38 million for the Addis plant, (ii) the value of the Addis inventory and accounts receivable, and (iii) the cost of severance benefits for certain Addis employees. The sale excludes certain items such as cash, intercompany accounts, claims against third parties and equity interests in certain entities. The sale was approved by the Bankruptcy Court on December 20, 2001, and closed on February 28, 2002. The proceeds from the sale of the Addis plant were applied to pay expenses of the transaction and outstanding borrowings under the Fleet DIP Facility.

The Operating Partnership announced on March 8, 2002, that it had executed an asset purchase agreement for the plant at Illiopolis, Illinois, with Formosa Plastics Corporation, Delaware, which proposes to pay approximately $35 million for the plant and working capital, subject to adjustments. The Bankruptcy Court approved the Illiopolis transaction at a hearing on March 27, 2002. If the transaction closes, a portion of the proceeds from the sale of the Illiopolis plant will be applied to pay outstanding borrowings under the Primary DIP Facility.

The Operating Partnership continues to explore possible dispositions of the Geismar plant, but there is no assurance that a sale of the plant will be completed. The Operating Partnership is continuing to operate the Illiopolis plant at the present time, and began idling the Geismar plant in March 2002. On December 12, 2001 the Creditors Committee filed a motion seeking an order requiring the Debtors to abandon the assets comprising the Geismar plant. The Debtors objected to the motion. The Bankruptcy Court held an initial hearing on this motion on December 20, 2001, and the motion remains pending at this time.

It is not anticipated that holders of the Company's Common Units will receive any distribution as a result of any sales of the Operating Partnership's assets or the Debtors' plan of reorganization.

Management has undertaken several other initiatives to improve liquidity, including idling unprofitable or high cost assets and production facilities, wage freezes and reductions-in-force. However, given current business and market conditions and the financial condition of the Debtors, there can be no assurance that the Operating Partnership will be able to meet its financial obligations in the future. At this time, sales of Operating Partnership assets are not expected to generate enough cash to make a distribution to unit holders of the Company or to satisfy all of the Operating Partnership's debts.

In the third quarter, an impairment charge of $123.0 million will be recorded to write-down to fair value long-lived assets associated with the Geismar and Addis facilities in accordance with FAS 121 "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of" as the Company's estimates of future undiscounted cash flows associated with these facilities no longer recovered the asset's carrying value. Estimates of future undiscounted cash flows were lowered during the 3rd quarter as a result of several factors including the expected loss of a significant customer contract, continued deterioration in the overall economy, and an extended forecast in the expected upturn of the PVC industry from previous projections. The fair value of the assets was estimated by management based on various sources including binding or non-binding bids or offers from third parties, other discussions with third parties, and an independent asset valuation.

An additional impairment charge of $22.6 million will be recorded in the fourth quarter of 2001 to write-down to fair value, long-lived assets associated with the Corporate office and the Illiopolis facility. These impairment charges represent the write-down of all the Company's assets to fair market value, as all of the assets became held for sale in the fourth quarter.

4.   Restructuring and Related charges

During the first half of 2001, the Company recorded restructuring charges of $10.0 million primarily associated with the bankruptcy court proceedings and severance costs.

Restructuring charges for bankruptcy reorganization include professional fees of $3.6 million, a write off of pre-petition debt issuance costs of $3.8 million and a gain from the settlement of a pre-petition liability of $0.4 million.

In the first half of 2001, the Company severed 81 employees, paying $2.0 million in severance payments. At the end of the second quarter, additional severance costs of $0.9 million were accrued. The Company continues to pay 75% of the cost of medical and dental insurance for severed employees for up to six months after termination. This will continue as long as the Company has the ability to provide and maintain a group medical plan. The cost of these health benefits for severed employees in the first half of 2001 was $0.1 million.

Additional restructuring and related charges will occur in the third and fourth quarters. Third quarter restructuring and related charges will include an impairment charge for the Addis and Geismar assets of $123.0 million and severance expense of $0.6 million. Fourth quarter restructuring and related charges will include an impairment charge for Illiopolis and the Corporate assets of $22.6 million, severance costs of $11.5 million and estimates for idlement of the Geismar facility of approximately $7.9 million.

The following is a schedule of the restructuring and related charges recorded in the six months ended June 30, 2001:

                                                                                  (in millions)
     Description                            Type             Charge                  Payment              Balance*
----------------------------------------------------------------------------------------------------------------------
Severance                                   Cash              $2.9                   ($2.0)                  $0.9
Benefits                                    Cash               0.1                    (0.1)                   0.0
Bankruptcy - professional fees              Cash               3.6                    (2.2)                   1.4
Bankruptcy - claim settlement               Cash              (0.4)                    0.4                    0.0
                                                          ---------                -------                -------
     Total cash                                                6.2                   ($3.9)                  $2.3

Bankruptcy - debt issuance costs            Non-cash           3.8
                                                          --------
   Total non-cash                                              3.8
                                                          --------
      Total                                                  $10.0
                                                          --------

*Outstanding balance at June 30, 2001 is recorded in current liabilities not subject to compromise.

5.   Commitments and Contingencies.

The Company has entered into a fifteen year supply agreement (commencing in 1997) to provide a long-term supply of ethylene, a raw material, and minimize price volatility. The purchase price for product varies with the supplier's raw material and variable costs, which are market-driven, as well as its fixed processing costs.

Contingencies for the Company include lawsuits and claims, which arise in the normal course of business and contingencies in the fourth quarter for idlement and closure of the Geismar facility. Management continues to explore possible dispositions of the Geismar facility, but there is no assurance that a sale of the plant will be completed and the plant was idled in March 2002. In the fourth quarter, a contingency for the closure costs of the Geismar plant will be established in the amount of $5.8 million. An additional contingency of $1.7 million for obligations to rejected leases will also be established. It is the opinion of management that the assessment of contingencies is reasonable and the reserves are adequate. However, there can be no assurance that future operating results will not be materially different from these estimates.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

On April 3, 2001, the Operating Partnership and its wholly owned subsidiary BCP Finance Corporation, (the "Debtors") filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code, 11 U.S. C. 101-1330 in the United States Bankruptcy Court for the District of Delaware under case number 01-1268
(RRM) and 01-1269 (RRM) ("The Operating Partnership Chapter 11 case"). The Operating Partnership Chapter 11 case has been procedurally consolidated for administrative purposes only. The Debtors are currently acting as debtors-in-possession pursuant to the Bankruptcy Code.

Due to the bankruptcy filing, the Company no longer consolidates the Operating Partnership's financial results in its condensed consolidated financial statements, resulting in a change in reporting entity. As a result of this change in reporting entity, the Company has restated its fiscal 2001 results, effective January 1, 2001, to account for its investment in the Operating Partnership under the equity method. Under the equity method, the Company's share of the Operating Partnerships' income or loss is recorded in earnings and as an adjustment to the Company's investment in the Operating Partnership, to the extent that the Company's investment is not reduced below zero. During the first quarter fiscal 2001, the Company's investment in the Operating Partnership was reduced to zero, therefore, further losses incurred by the Operating Partnership are no longer recognized by the Company. The Company did not recognize its 99% share of the Operating Partnership's losses amounting to $23.0 million and $40.9 million for the three and six-month periods ended June 30, 2001, respectively.

The Company is a holding company and does not have its own independent operations, engage in any revenue producing activities, maintain its own bank accounts nor does it have any cash flows. Prior to the Operating Partnership filing for bankruptcy, certain obligations of the Company, including gross margin taxes, were paid by BCPM and reimbursed by the Operating Partnership, as management believes these expenses are reimbursable expenses pursuant to the Partnership Agreement and past practice.

The Company's $2.8 million gross margin tax obligation due in April 2001 was paid by BCPM and in return, the Company issued a demand note payable to BCPM. Certain other expenses, primarily for accounting and legal services, of approximately $0.6 through June 30, 2001 and $3.6 million through February 2002 have also been funded by BCPM. It is the position of BCPM that these expenses are reimbursable by the Operating Partnership pursuant to the Partnership Agreement and consistent with past practice; however, such reimbursement is subject to approval of the Bankruptcy Court. It is the position of BCPM that it is not required to make capital contributions or further loans to, or advances on behalf of, the Company. However, BCPM will consider making additional loans and advances upon request of the Company, taking into account the interests of its creditors, but there can be no assurance that BCPM will make further loans or advances in the future. The Partnership recorded interest of approximately $50,000 associated with this note.

To the extent that payments for Company obligations are not made by BCPM, are not deemed to be reimbursable expenses from the Operating Partnership by the bankruptcy court, or the Operating Partnership does not have the ability to pay expenses deemed to be reimbursable, the Partnership would not have the wherewithal or ability to pay these obligations.

Due to the change in reporting entity discussed above, a comparative analysis and discussion of the Company's operations is not deemed to be meaningful. The following management discussion pertaining to the results of operations and liquidity of the Operating Partnership are included as management believes this is the most meaningful manner in which to explain the changes in the losses from its equity investment in the Operating Partnership.

Overview and Outlook

The Operating Partnership exited the Methanol and Derivatives and the Nitrogen Products businesses in 2000, and its revenues are now derived principally from the sale of PVC resins.

The markets for and profitability of PVC resins have been, and are likely to continue to be, cyclical. Periods of high demand, high capacity utilization and increasing operating margins tend to result in new plant investment and increased production until supply exceeds demand, followed by periods of declining prices and declining capacity utilization and decreased margins until the cycle is repeated. In addition, markets for the Operating Partnership's products are affected by general economic conditions and a downturn in the economy could have a material adverse effect on the Operating Partnership, including, but not limited to, its ability to service its debt obligations. The demand for the Operating

Partnership's PVC products is primarily dependent on the construction and automotive industries.

Historically, natural gas has been a principal raw material feedstock, the price of which has been volatile in recent years. The other principal feedstocks are ethylene and chlorine. Prices for these raw materials may change significantly from year to year.

Prices for PVC improved somewhat during the first half of 1997, but then declined due to competitive market conditions experienced in the second half of 1997. Published prices for PVC during the fourth quarter of 1997 declined to an average of approximately $0.30 per pound. PVC continued to decline in 1998. General competitive conditions and reduced demand for PVC in the Far East kept downward pressure on selling prices through 1998 with the fourth quarter price in the $0.24 per pound range. Prices for PVC steadily increased each quarter in 1999, with the fourth quarter price averaging approximately $0.36 per pound. During the first half of 2000, selling prices continued to increase steadily, with prices reaching a high of approximately $0.42 per pound with strong volumes and profit margins. During the summer months, however, the demand for PVC resins declined significantly as customers took steps to control their inventory levels and due to seasonal customer plant shutdowns. Demand for PVC resins continued to be soft in the fourth quarter of 2000 and into the first half of 2001 as general economic conditions weakened the demand for construction and automotive applications. As a result, selling prices for PVC resins decreased every month over the second half of 2000 and continued to decline over the first half of 2001. When combined with lower sales volumes due to decreased demand and increased raw material and energy costs due to the significant increases in the cost of natural gas, the Operating Partnership incurred negative profit margins from PVC Products over the second half 2000, and the first half of 2001.

Results of Operations

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

Revenues

Total revenues from continuing operations during the second quarter of 2001 decreased $46.4 million or 33.2% to $93.3 million from $139.7 million in the second quarter of 2000. Total revenues for PVC Polymers Products decreased as a result of an 18.8% decrease in average selling prices, and a 17.7% decrease in sales volumes.

Cost of Goods Sold

Total cost of goods sold from continuing operations decreased $16.3 million to $100.3 million in the second quarter of 2001 from $116.6 million in the same period last year. Expressed as a percent of revenue, cost of goods sold was 107.4% in the current year versus 83.5% in the prior year. The increase was due to price increases in all major raw materials.

As a result of the changes in revenues and cost of goods sold, the contributing margin from continuing operations declined to a negative margin of $6.9 million in the second quarter of 2001 from a positive margin of $23.1 million for the same quarter of 2000.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses decreased $1.0 million to $5.4 million in the second quarter of 2001 compared to $6.4 million in 2000. This decrease was primarily due to a reduction in salaries and contract labor.

Impairment of long-lived assets

The asset impairment income represents the reversal of amounts accrued during the 4th quarter 2000 for estimated losses on purchase commitments for capital projects associated with the idlement and impairment of the Company's acetylene-based VCM plant and related assets.

Interest Expense

Interest expense for the second quarter of 2001 decreased $5.0 million, which is the result of the bankruptcy proceedings which preclude interest charges on the unsecured Subordinated Notes. Interest expense has been recorded for the first quarter of 2001. However, contractual interest charges of $4.6 million on the Subordinated Notes for the period after the bankruptcy filing, which are not expected to be paid, have not been recorded.

Tax on Gross Margin

No current gross margin tax expense has been incurred or recognized during 2001 as the Partnership does not have taxable income for 2001 due to the losses incurred.

Other Income and Expense

Other expense during the second quarter of 2001 was $3.0 million as compared to income of $0.2 million for the same period last year. This increase was largely due to severance payments made as part of management's initiative to reduce the labor force and provisions for sales tax assessments received during fiscal 2001.

Reorganization Items

Professional fees during the second quarter of 2001 related to the reorganization proceedings were $2.5 million compared to no expense last year. The loss on debt issuance costs of $3.8 million represents a write off of pre-petition debt issuance costs. The gain on settlement of pre-petition claims in 2001 of $0.4 million represents court-approved settlement of certain pre-petition liabilities.

Net Loss from Continuing Operations

Net loss for the second quarter of 2001 was $23.2 million compared to income of $8.7 million for the same period in 2000. As discussed above, the primary reasons for the $31.9 million decrease from prior year was the result of decreased sales volume, increased raw materials costs and severance costs.

Loss from Discontinued Operations

The Operating Partnership exited the Methanol and Derivatives and the Nitrogen Products business in 2000, and its revenues are now derived principally from the sale of PVC resins. A net loss from discontinued operations of $5.6 million was incurred for the second quarter of 2000. Depressed selling prices for Methanol, Ammonia and Urea caused the continued losses from the discontinued businesses. A net gain of $5.0 million was recognized during the second quarter of 2000 on the sale of the Operating Partnership's formaldehyde and related assets.




Results of Operations
Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Revenues

Total revenues from continuing operations during the first half of 2001 decreased $85.4 million or 30.5% to $194.8 million from $280.2 million in the first half of 2000. Total revenues for PVC Polymers Products decreased as a result of a 21% decrease in average selling prices, and a 12% decrease in sales volumes. Selling prices and volume decreases are the result of a decreased demand in the marketplace.

Cost of Goods Sold

Total cost of goods sold from continuing operations decreased $14.7 million to $221.8 million in the first half of 2001 from $236.5 in the same period last year. Expressed as a percent of revenue, cost of goods sold was 113.9% in the current year versus 84.4% in the prior year. The increase was due to price increases in all major raw materials and lower sales volumes over which to spread fixed operating costs.

As a result of changes in revenues and cost of goods sold, the contributing margin from continuing operations decreased by $70.7 million to a negative margin of $27.0 million in the first half of 2001 from a positive margin of $43.7 million in 2000. The decrease was primarily due to a reduction in salaries and contract labor.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses decreased $1.8 million to $11.8 million in the first half of 2001 compared to $13.6 million 2000. This decrease was primarily due to reduction in salaries and contract labor.

Impairment of long-lived assets

The asset impairment income represents the reversal of amounts accrued during the 4th quarter 2000 for estimated losses on purchase commitments for capital projects associated with the idlement and impairment of the Company's acetylene-based VCM plant and related assets.

Interest Expense

Interest expense for the first half of 2001 decreased $5.8 million which is the result of lower interest rates under the Revolving Credit Facility during 2001, the write-off of debt issuance costs in the first quarter of 2001 and the bankruptcy proceedings which preclude interest charges on the unsecured Subordinated Notes. Interest expense has been recorded for the first quarter of 2001. However, contractual interest charges of $4.6 million on the Subordinated Notes for the period after the bankruptcy filing, which are not expected to be paid, have not been recorded.

Tax on Gross Margin

No current gross margin tax expense has been incurred or recognized during 2001 as the Partnership does not have taxable income for 2001 due to the losses incurred.

Other Income and Expense

Other expense during the first half of 2001 was $6.0 million as compared to income of $0.2 million for the same period last year. This increase was largely due to severance payments of $2.9 million and provisions for sales tax assessments of $2.5 million, offset by a reduction in other income.

Reorganization Items

Professional fees during the first half of 2001 related to the reorganization proceedings were $3.6 million compared to no expense last year. In the second quarter, in accordance with SOP 90-7, the Company wrote off debt issuance costs of $3.8 million associated with the Subordinated Notes as a result of the bankruptcy proceeding. The gain on settlement of pre-petition claims in 2001 of $0.4 million represents court-approved settlement of certain pre-petition liabilities.

Net Loss from Continuing Operations

Net loss for the first half of 2001 was $60.6 million compared to income of $13.7 million for the first half of 2000. As discussed above, the primary reasons for the $74.3 million decrease from prior year was the result of the second quarter asset impairment and decreased volume and selling prices from PVC Products.

Loss from Discontinued Operations

The Operating Partnership exited the Methanol and Derivatives and the Nitrogen Products business in 2000, and its revenues are now derived principally from the sale of PVC resins. A net loss from discontinued operations of $10.2 million was incurred for the first half of 2000. Depressed selling prices for Methanol, Ammonia and Urea caused the continued losses from the discontinued businesses. A net gain of $5.0 million was recognized during the first half of 2000 on the sale of the Partnership's formaldehyde and related assets.




Liquidity and Capital Resources

Cash Flows from Operations

 Cash used in operations for the first half of 2001 totaled $4.9 million compared to $5.5 million in 2000, primarily due to a net loss of $60.6 million, offset by favorable changes in receivables and inventories.

Cash Flows from Investing Activities

 First half capital expenditures totaled $4.7 million for 2001 compared to $4.6 million in 2000. The Operating Partnership had a 50% interest in a 200 million pound stated annual capacity acetylene plant at the Geismar complex, with the remaining 50% interest held by BASF Corporation. The Operating Partnership purchased BASF's interest in the acetylene plant in January 2000 for $15.9 million, $8.2 million of which was paid in the first quarter 2000 and the remaining balance was paid in July 2000. Proceeds from a note receivable from the sale of the formaldehyde business of $9.7 million were collected in the first quarter of 2001.

Cash Flows from Financing Activities

Net long-term repayments were $1.2 million in the first half of 2001 compared to borrowings of $23.1 million in the first half of 2000. A decrease of $69.1 million in net income from prior year was offset by favorable increases in capital expenditures and plant acquisitions of $8.0 million and a $1.4 million debt issuance cost payment in first quarter 2001.

Liquidity

On April 3, 2001, the Debtors commenced the Operating Partnership Chapter 11 case. The Debtors are currently acting as debtors-in-possession pursuant to the Bankruptcy Code.

Subsequent to the commencement of the Operating Partnership Chapter 11 case, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to stabilize and continue business operations. The most significant of these orders (i) approved an amendment (the "Primary DIP Facility") to the prepetition Year 2000 Revolving Credit Facility (the "Prepetition Credit Facility") providing up to $100 million of debtor-in-possession financing, (ii) permitted continued operation of the consolidated cash management system during the Operating Partnership Chapter 11 case in substantially the same manner as it was operated prior to the commencement of the Operating Partnership Chapter 11 case, (iii) authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses, and (iv) authorized payment of pre-petition obligations to certain vendors critical to the Operating Partnership's ability to continue its operations.

The Primary DIP Facility, which received final Approval of the Bankruptcy Court on July 11, 2001, provided the Operating Partnership with a revolving line of credit in an aggregate amount not to exceed $100 million, subject to borrowing base limitations. The Operating Partnership has used amounts borrowed under the Primary DIP Facility for its ongoing working capital needs and for certain other purposes of the Operating Partnership as permitted by that facility. The Operating Partnership granted a security interest to the DIP Lenders in substantially all of the Operating Partnership's assets as security for its obligations under the Primary DIP Facility. All obligations under the Primary DIP Facility are afforded "super-priority" administrative expense status in the Operating Partnership Chapter 11 case. The Primary DIP Facility matured on March 31, 2002, but the lenders have agreed, and the Bankruptcy Court has approved, the extension of the maturity date to April 30, 2002.

In light of the possibility that the Primary DIP Facility would be insufficient to finance the Operating Partnership's working capital needs during the period required to obtain confirmation of a plan of reorganization for the Debtors, the Operating Partnership approached a number of institutional lenders to assess their interest in extending additional credit to the Debtors. None of these lenders were willing to provide credit or terms acceptable to the Operating Partnership. The Operating Partnership requested its general partner, BCPM, to provide a loan to it. On October 31, 2001, the Debtors filed an initial motion with the Bankruptcy Court seeking an interim order to obtain additional, secondary postpetition financing (the "Secondary DIP Facility") from BCPM. The terms of the proposed Secondary DIP Facility were negotiated, on the one hand, by management of the Operating Partnership and the Debtors' legal counsel and, on the other hand, by officers of BCPM and BCPM's legal counsel, with the approval of the Independent Committee of the Board of Directors of BCPM which is comprised of three outside directors who are not employees of the Operating Partnership, BCPM or its affiliates. The negotiations included efforts to obtain the support of the lenders under the Primary DIP Facility and the Official Committee of Unsecured Creditors appointed in the Operating Partnership Chapter 11 case. The Creditors Committee filed an objection to the initial motion on November 6, 2001.

Further negotiations between the Operating Partnership and BCPM occurred, and the parties agreed to revisions to the terms of the proposed Secondary DIP Facility. The Debtors sought interim approval of the revised Secondary DIP Facility. Subject to the terms and conditions of the Secondary DIP Facility, BCPM has agreed to makes loans to the Operating Partnership through March 31, 2002, in an aggregate amount not to exceed $10 million for working capital, other general corporate purposes and to make payments on the Primary DIP Facility. The loans are unsecured, bear interest at the Alternate Base Rate specified in the Primary DIP Facility plus 2.75% and mature on March 31, 2002. The Creditors Committee also objected to the revised Secondary DIP Facility. After a hearing, the Bankruptcy Court entered an order on December 20, 2001, granting interim approval to $5 million in loans under the Secondary DIP Facility. In 2002, the Operating Partnership has had to make borrowings under the Secondary Facility which amounts have been subsequently repaid.

On March 22, 2002, BCPM, the General Partner of the Company and the Operating Partnership, filed a voluntary petition under Chapter 11 of the Bankruptcy Code. As of the date of the filing, BCPM had cash of approximately $25 million, a claim of approximately $4 million against the Operating Partnership for repayment of borrowings under the Secondary DIP Facility, and claims of approximately $6.6 million against the Operating Partnership for unreimbursed expenses of the Company and the Operating Partnership paid by BCPM, the payment of which is subject to the approval of the Bankruptcy Court. The Operating Partnership has subsequently paid BCPM the $4 million of borrowings under the Secondary DIP Facility.

On March 22, 2002, BCPM filed a motion in the General Partner Bankruptcy requesting authority to extend the maturity date of the Secondary DIP Facility and approval of the second $5 million of lending authority under the Secondary DIP Facility. This motion was approved by the Bankruptcy Court on March 27, 2002. It is anticipated that the Operating Partnership will require borrowings from BCPM in excess of the amounts previously committed, or approved by the Bankruptcy Court, under the Secondary DIP Facility in order to continue operations until the Operating Partnership completes the sale of certain of its assets. BCPM may file a motion requesting authority to make further loans to the Operating Partnership. There can, however, be no assurance that BCPM will be authorized by the Bankruptcy Court to make further loans to the Operating Partnership or that the Operating Partnership will be authorized by the Bankruptcy Court to make further borrowings from BCPM.

On May 1, 1995, the Operating Partnership issued $200 million aggregate principal amount of 9.5% Notes due 2005 (the "Notes") pursuant to an Indenture dated as of May 1, 1995. The Notes are senior unsecured obligations of the Operating Partnership and are non-recourse to the Company, BCPM and its affiliates. As a result of the filing of the Operating Partnership Chapter 11 case, no principal or interest payments will be made on any pre-petition debt, including the Notes, except as approved by the Bankruptcy Court.

The Operating Partnership has been exploring various strategic alternatives, including possible mergers or joint ventures or a sale or sales of substantially all of its assets. This strategy had been announced by the Company and the Debtors to the public, creditors and the Bankruptcy Court in various public filings, press releases and pleadings. Prior to the filing of the Operating Partnership Chapter 11 case, the Operating Partnership had retained Taylor Strategic Divestitures Corporation ("Taylor") to provide investment-banking services in connection with its attempts to complete an asset sale or other transaction. On September 28, 2001, the Bankruptcy Court entered an order approving the Debtors' retention of Taylor and a fee structure for its services.

Throughout the Operating Partnership Chapter 11 case, Taylor has worked with the Debtors to identify and contact potential candidates for asset purchases or other transactions. Beginning in June 2001, certain potential purchasers submitted non-binding expressions of interest for certain of the Debtors' assets. On August 24, 2001, the Debtors filed a motion with the Bankruptcy Court for an order approving bidding procedures for the sale of substantially all of the Debtors' assets. An order approving bidding procedures was entered by the Bankruptcy Court on October 12, 2001. The procedures include a five-stage process for marketing assets, negotiating with potential purchasers, conducting an auction if needed, and obtaining court approval of sales of principal assets.

Following due diligence by several candidates, the number and amount of the bids declined. Several candidates cited the events of September 11, 2001 and related events for withdrawing from the bidding process, while others offered business reasons for declining to bid. The Operating Partnership has, however, continued to solicit bids and has conducted discussions with a number of candidates.

On December 3, 2001, the Debtors filed a motion with the Bankruptcy Court seeking approval of an asset purchase agreement with Shintech Louisiana, LLC ("Shintech") regarding the sale of the assets and operations of the Addis plant. Shintech agreed to pay: (i) $38 million for the Addis plant, (ii) the value of the Addis inventory and accounts receivable, and (iii) the cost of severance benefits for certain Addis employees. The sale excludes certain items such as cash, intercompany accounts, claims against third parties and equity interests in certain entities. The sale was approved by the Bankruptcy Court on December 20, 2001, and closed on February 28, 2002. The proceeds from the sale of the Addis plant were applied to pay expenses of the transaction and outstanding borrowings under the Primary DIP Facility.

The Operating Partnership announced on March 8, 2002, that it had executed an asset purchase agreement for the plant at Illiopolis, Illinois, with Formosa Plastics Corporation, Delaware, which proposes to pay approximately $35 million for the plant and working capital, subject to adjustments. The Bankruptcy Court approved the Illiopolis transaction at a hearing on March 27, 2002. If the transaction closes, a portion of the proceeds from the sale of the Illiopolis plant will be applied to pay outstanding borrowings under the Primary DIP Facility.

The Operating Partnership continues to explore possible dispositions of the Geismar plant, but there is no assurance that a sale of the plant will be completed. The Operating Partnership is continuing to operate the Illiopolis plant at the present time, and began idling the Geismar plant in March 2002. On December 12, 2001 the Creditors Committee filed a motion seeking an order requiring the Debtors to abandon the assets comprising the Geismar plant. The Debtors objected to the motion. The Bankruptcy Court held an initial hearing on this motion on December 20, 2001, and the motion remains pending at this time. It is not anticipated that holders of the Company's Common Units will receive any distribution as a result of any sales of the Operating Partnership's assets or the Debtors' plan of reorganization.

Management has undertaken several other initiatives to improve liquidity, including idling unprofitable or high cost assets and production facilities, wage freezes and reductions-in-force. However, given current business and market conditions and the financial condition of the Debtors, there can be no assurance that the Operating Partnership will be able to meet its financial obligations in the future. At this time sales of Operating Partnership assets are not expected to generate enough cash to make a distribution to unit holders of the Company or to satisfy all of the Operating Partnership's debts.

Capital Expenditures

The Partnership currently believes that the level of annual base capital expenditures for 2001 are expected to be approximately $12 million with the expenditures to be mainly for required environmental, safety and other non-discretionary projects. This estimate reflects limitations placed on capital expenditures by the DIP Loan Agreement.

Item 2-A Market Risk
--------------------

Interest Rate Risk - The DIP Loan Agreement provides up to $100 million under a revolving credit agreement with Fleet Capital Corporation. The DIP Loan Agreement will terminate upon the earlier of consummation of a plan of reorganization in Chapter 11 Cases, or April 30, 2002, at which time all amounts outstanding must be repaid. Interest on borrowings under the revolving credit facility is determined, at the Operating Partnership's option, either at LIBOR plus 3% or Base Rate plus 1.25%. At June 30, 2001, borrowings under the facility were $71.2 million and bore interest at 8.1%.

The Partnership is exposed to swings in the LIBOR or Base rates. A change of 1.00% in the applicable rate would change the Partnership's annual interest cost by approximately $0.7 million based on the borrowings at June 30, 2001.

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

April 15, 2002