Form 10-Q
period 2001-09-30
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 2002-04-15
CIK 821202

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [_]   No [X].

                                   ----------

         Number of Common Units outstanding as of the close of business on March 25, 2002: 36,750,000.

Part I.  Financial Information
Item 1.  Financial Statements

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per Unit data)



                                                                             Three Months Ended
                                                                   ------------------------------------------
                                                                   September 30,               September  30,
                                                                       2001                         2000
                                                                   -------------               --------------
Revenues

  Net trade sales ........................................           $       -                    $107,576
  Net sales to related parties ...........................                   -                       5,757
                                                                     ---------                    --------
        Total revenues ...................................                   -                     113,333
                                                                     ---------                    --------

Expenses
  Cost of goods sold

        Trade ............................................                   -                     104,250
        Related parties ..................................                   -                       4,837
  Marketing, general & administrative expense ............                   -                       5,807
  Interest expense .......................................                  56                       6,446
  Bad debt expense .......................................                   -                           -
  Tax on gross margin ....................................              (2,515)                        850
  Equity on loss of unconsolidated subsidiaries ..........                   -                           -
  Equity in loss of affiliate ............................                   -                         311
  Other (income) and expense, including minority interest                    -                      (1,090)
                                                                     ---------                    ---------
             Total expenses ..............................              (2,459)                    121,411
                                                                     ---------                    ---------

  Net income .............................................               2,459                      (8,078)
      Less 1% General Partner interest ...................                 (25)                         81
                                                                     ---------                    ---------
  Net income applicable to Limited Partners' interest ....           $   2,434                     $(7,997)
                                                                     =========                    =========


Per Unit data-basic and diluted, net of 1% General
Partner interest

  Net income per Unit ....................................           $    0.07                    $   (0.22)
                                                                     =========                    ==========

  Average number of Units outstanding during the period ..           $  36,750                       36,750
                                                                     =========                    =========

  Cash distributions declared per Unit ...................           $    0.00                    $    0.00
                                                                     =========                    =========



See Notes to Condensed Consolidated Financial Statements

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per Unit data)



                                                                                         Nine Months Ended
                                                                                     -----------------------------
                                                                                     September 30,   September 30,
                                                                                        2001              2000
                                                                                     -------------   -------------
Revenues

  Net trade sales .................................................................     $       -      $ 375,507
  Net sales to related parties ....................................................             -         18,011
                                                                                        ---------      ---------
        Total revenues ............................................................             -        393,518
                                                                                        ---------      ---------

Expenses
  Cost of goods sold

        Trade .....................................................................             -        330,831
        Related parties ...........................................................             -         14,760
  Marketing, general & administrative expense .....................................             -         19,366
  Interest expense ................................................................           107         21,144
  Bad debt expense ................................................................         6,933              -
  Tax on gross margin .............................................................        (2,515)         2,310
  Equity on loss of unconsolidated subsidiaries ...................................        19,091              -
  Equity in loss of affiliate .....................................................             -            804
  Other expense (income), including minority interest .............................             -         (1,231)
                                                                                        ---------      ---------

             Total expenses .......................................................        23,616        387,984
                                                                                        ---------      ---------

Net income (loss) from continuing operations ......................................       (23,616)         5,534

  Discontinued operations:
      Loss from discontinued operations, net ......................................             -        (10,192)
      Gain on disposal of discontinued operations, net ............................             -          5,012
                                                                                        ---------      ---------

  Net income (loss) ...............................................................       (23,616)           354
       Less 1% General Partner interest ...........................................          (236)            (4)
                                                                                        ---------      ---------

Net income (loss) applicable to Limited Partners'
        interest ..................................................................     $ (23,380)     $     350
                                                                                        =========      =========


Per Unit data, basic and diluted, net of 1% General Partner interest
  Income (loss) from continuing operations per Unit ...............................     $   (0.64)     $    0.15
  Income (loss) from discontinued operations per Unit .............................          0.00          (0.14)
                                                                                        ---------      ---------
  Net income (loss) per Unit ......................................................     $   (0.64)     $    0.01
                                                                                        =========      =========

  Average number of Units outstanding during the period ...........................        36,750         36,750
                                                                                        =========      =========

  Cash distributions declared per Unit ............................................     $    0.00      $    0.00
                                                                                        =========      =========


See Notes to Condensed Consolidated Financial Statements

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)




                                                                            Nine Months Ended
                                                                       -----------------------------
                                                                       September 30,   September 30,
                                                                            2001            2000
                                                                       -------------   -------------
Cash Flows From Operations

  Net income (loss) ................................................     $ (23,616)     $     354
  Adjustments to reconcile net income (loss) to net
      cash used by operating activities:
        Gain on disposal of discontinued operations, net ...........             -         (5,012)
        Equity on loss of unconsolidated subsidiaries ..............        19,091              -
        Bad debt expense ...........................................         6,933              -
        Depreciation ...............................................             -         27,655
      Increase (decrease) in certain assets and liabilities:
        Change in receivables ......................................             -            (39)
        Change in inventory ........................................             -         (9,128)
        Change in accounts payable .................................             -        (12,225)
        Other ......................................................        (2,408)        (7,054)
                                                                         ---------      ---------

Net cash flows provided (used) by operating activities .............             -         (5,449)
                                                                         ---------      ---------

Cash Flows From Investing Activities

     Capital expenditures ..........................................             -         (6,885)
     Plant acquisition .............................................             -        (15,880)
                                                                         ---------      ---------
Net cash flows provided (used) by investing activities .............             -        (22,765)
                                                                         ---------      ---------

Cash Flows From Financing Activities

        Gross borrowings under line-of-credit agreement ............             -        241,664
        Gross repayments under line-of-credit agreement ............             -       (254,681)
        Proceeds from sale of business segment .....................             -         38,800
         Payment of debt issuance costs ............................             -         (1,132)
                                                                         ---------      ---------
  Net cash flows provided (used) by financing activities ...........             -         24,651
                                                                         ---------      ---------

Change in cash and equivalents .....................................             -         (3,563)

Cash and equivalents at beginning of period ........................             -          5,759
                                                                         ---------      ---------

Cash and equivalents at end of period ..............................     $       -      $   2,196
                                                                         =========      =========

Supplemental Disclosures of Cash Flow Information

Issuance of note payable in exchange for payment of gross margin tax     $   2,800      $       -
                                                                         =========      =========



See Notes to Condensed Consolidated Financial Statements

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




ASSETS                                                                (Unaudited)
------                                                                -----------
Current assets                                                      September 30, 2001  December 31, 2000
                                                                    ------------------  -----------------
   Cash and equivalents ..........................................     $       -         $   3,223
   Accounts receivable (less allowance for doubtful accounts of $0 and $1,843 respectively)
     Trade .......................................................             -            58,444
     Related parties .............................................             -            22,328
   Inventories

     Finished and in process goods ...............................             -            44,024
     Raw materials and supplies ..................................             -            12,964
   Receivable from unconsolidated subsidiary (see Note 7) ........             -                 -
   Prepaid expenses and other current assets .....................             -            15,907
                                                                       ---------         ---------
     Total current assets ........................................             -           156,890
                                                                       ---------         ---------
Other assets

     Investments in and advances to affiliated companies .........             -             4,124
     Other assets ................................................             -            37,408
                                                                       ---------         ---------
     Total other assets ..........................................             -            41,532
                                                                       ---------         ---------

Plant, property and equipment ....................................             -           486,410
     Less accumulated depreciation ...............................             -          (295,995)
                                                                       ---------         ---------
        Net plant, property and equipment ........................             -           190,415
                                                                       ---------         ---------
            Total assets .........................................     $       -         $ 388,837
                                                                       =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities

     Accounts and drafts payable .................................     $       -            66,495
     Accrued interest ............................................           107             3,673
     Note payable to general partner .............................         2,800                 -
     Other accrued liabilities ...................................             -            18,480
                                                                       ---------         ---------
             Total current liabilities ...........................         2,907            88,648
                                                                       ---------         ---------

     Long-term debt ..............................................             -           272,410
     Other liabilities ...........................................             -             4,555
     Deferred tax on gross margin ................................         1,618             4,133
                                                                       ---------         ---------
               Total liabilities .................................         4,525           369,746
                                                                       ---------         ---------

Partners' capital (deficit)
     Limited Partners ............................................        (3,009)           20,371
     General Partner .............................................        (1,516)           (1,280)
                                                                       ---------         ---------
          Total partners' capital (deficit) ......................        (4,525)           19,091
                                                                       ---------         ---------
  Total liabilities and partner's capital ........................     $       -         $ 388,837
                                                                       =========         =========



See Notes to Condensed Consolidated Financial Statements

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

   CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                                 (In thousands)

                                       Limited         General
                                       Partners        Partner        Total
                                       --------        -------        -----

Balance at December 31, 1999 ........  $118,766        $ ( 286)     $ 118,480
   Net loss .........................       350              4            354
                                       --------        -------      ---------
Balance at September 30, 2000 .......  $119,116        $  (282)     $ 118,834
                                       ========        =======      =========


Balance at December 31, 2000 ........  $ 20,371         (1,280)     $  19,091
   Net loss .........................   (23,380)          (236)       (23,616)
                                       ---------       -------      --------
Balance at September 30, 2001 .......  $ (3,009)       $(1,516)     $  (4,525)
                                       =========       =======      =========

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

As a result of this change in reporting entity, the Company has restated its fiscal 2001 results, effective January 1, 2001, to account for its investment in the Operating Partnership under the equity method. Under the equity method, the Partnership's share of the Operating Partnerships' income or loss is recorded in earnings and as an adjustment to the Partnership's investment in the Operating Partnership, to the extent that the Partnership's investment is not reduced below zero. During the first quarter fiscal 2001, the Partnership's investment in the Operating Partnership was reduced to zero, therefore, further losses incurred by the Operating Partnership are no longer recognized by the Partnership. The Partnership did not recognize its 99% share of the Operating Partnership's losses amounting to $138.4 million and $179.8 million for the three and nine-month periods ended September 30, 2001, respectively.

These financial statements and the financial statements of the Operating Limited Partnership appearing in Footnote 9 have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business. As a results of the Chapter 11 filing, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for amounts recorded. Financial statements of the Operating Limited Partnership appearing in Footnote 9 have been prepared in accordance with the AICPA's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7).

Accordingly, the accompanying condensed financial statements as of and for the three and nine-month periods ended September 30, 2001 include the consolidated financial results of the Operating Partnership and its subsidiary on an equity basis. See Notes 2 and 3 for recent events regarding the bankruptcy proceedings. See Note 9 for the condensed consolidated financial information of the Operating Limited Partnership.

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

On April 3, 2001, the Operating Partnership and its wholly owned subsidiary, BCP Finance Corporation, (collectively, "the Debtors") elected to seek bankruptcy court protection to develop and implement a financial reorganization because, despite management's continuing efforts to reduce the exposure to natural gas, depressed resin prices and demand converged with sharply increased energy costs in the first quarter of 2001 to create a critical debt and liquidity situation. Management is in the process of developing strategies to restructure the Operating Partnership's financial affairs and allow it to emerge from bankruptcy. These strategies could include seeking strategic investors, lenders, and/or joint venture partners, selling substantial assets or pursuing a merger or other strategic transactions. There can be no assurance that management's efforts in this regard will be successful. The support of the Company's vendors, customers, lenders, unit holders and employees will continue to be key to the Company's future success.

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

The Primary DIP Facility, which received final Approval of the Bankruptcy Court on July 11, 2001, provides the Operating Partnership with a revolving line of credit in an aggregate amount not to exceed $100 million, subject to borrowing base limitations and bears interest at the Alternate Base Rate plus 1.25%. The Operating Partnership has used amounts borrowed under the Primary DIP Facility for its ongoing working capital needs and for certain other purposes of the Operating Partnership as permitted by that facility. The Operating Partnership granted a security interest to the DIP Lenders in substantially all of the Operating Partnership's assets as security for its obligations under the Primary DIP Facility. All obligations under the Primary DIP Facility are afforded "super-priority" administrative expense status in the Operating Partnership Chapter 11 case. The Primary DIP Facility matured on March 31, 2002, but the lenders have agreed, and the Bankruptcy Court has approved, the extension of the maturity date to April 30, 2002.

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

In April 2001, the Partnership borrowed $2.8 million from BCPM in order to pay federal gross margin taxes, and has issued a demand note, bearing interest at prime rate plus 1.50%, payable to BCPM for the same amount. The Partnership recorded a deferred tax liability of $1.6 million and a receivable of $4.4 million from the Operating Partnership for future reimbursement of these expenses. Management believes the Partnership is entitled to reimbursement for these obligations by the Operating Partnership, pursuant to the Partnership Agreement and consistent with past practice; however, such reimbursement is subject to approval of the Bankruptcy Court. This receivable was written down to zero upon the Operating Partnership filing for bankruptcy due to the uncertainty surrounding the ultimate collection of these amounts.

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

9. Consolidated Condensed Interim Debtor-In-Possession Financial Statements of Borden Chemicals and Plastics Operating Limited Partnership

The consolidated condensed interim Debtor-In-Possession financial statements of the Operating Partnership as of and for the three and nine months ended September 30, 2001 are as follows:

                    DEBTOR-IN-POSSESSION FINANCIAL STATEMENTS
           BORDEN CHEMICALS AND PLASTICS OPERATING LIMITED PARTNERSHIP

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)




                                                            Three Months Ended     Three Months Ended
                                                            September 30, 2001     September 30, 2000
                                                            ------------------     ------------------
Revenues

  Total revenues .......................................          $85,456              $113,333
                                                                 --------               -------
Expenses

  Cost of goods sold ...................................           93,635               109,087
  Marketing, general & administrative expense ..........            5,952                 5,807
  Impairment of long-lived assets ......................          123,003                     -
  Interest expense (excluding contractual
    interest for 2001 of $4,800) .......................            1,842                 6,446
  Tax on gross margin ..................................           (1,955)                  850
  Equity in loss of affiliate ..........................              585                   311
  Other (income) expense ...............................              239                (1,008)
  Reorganization items:
         Professional fees .............................            1,917                     -
         Loss on debt issuance costs ...................                -                     -
         Gain on settlement of pre-petition claims .....                -                     -
                                                                ---------              --------

             Total expenses ............................          225,218               121,493
                                                                ---------              --------
  Net income (loss) ....................................        $(139,762)       $       (8,160)
                                                                =========              ========


                    DEBTOR-IN-POSSESSION FINANCIAL STATEMENTS
           BORDEN CHEMICALS AND PLASTICS OPERATING LIMITED PARTNERSHIP

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)



                                                             Nine Months Ended         Nine Months Ended
                                                             September 30, 2001        September 30, 2000
                                                             ------------------        ------------------
Revenues

  Total revenues ..........................................       $ 280,259                $ 393,518
                                                                  ---------                ---------
Expenses
  Cost of goods sold ......................................         315,981                  345,591
  Marketing, general & administrative expense .............          17,729                   19,366
  Impairment of long-lived assets .........................         122,058                     --
  Interest expense (excluding contractual interest for 2001
      of $9,400) ..........................................          10,757                   21,144
  Tax on gross margin .....................................          (1,955)                   2,310
  Equity in loss of affiliate .............................           1,519                      804
  Other (income) expense ..................................           6,219                   (1,235)
  Reorganization items:
         Professional fees ................................           5,507                      --
         Loss on debt issuance costs ......................           3,755                      --
         Gain on settlement of pre-petition claims ........            (377)                     --
                                                                  ---------                ---------

             Total expenses ...............................         481,193                 387,980
                                                                  ---------               ---------

  Net income (loss) from continuing operations ............       $(200,934)              $   5,538
                                                                  =========               =========

Discontinued operations
         (Loss) from discontinued operations, net .........            --                   (10,192)
         Gain on disposal of discontinued operations, net .            --                     5,012
                                                                  ---------               ---------

Net income (loss) .........................................       $(200,934)              $     358
                                                                  =========               =========

                    DEBTOR-IN-POSSESSION FINANCIAL STATEMENTS
           BORDEN CHEMICALS AND PLASTICS OPERATING LIMITED PARTNERSHIP

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                               September 30,    September 30,
                                                                    2001            2000
                                                               -------------    -------------
Cash Flows From Operations

Net income (loss) ..........................................     $(200,934)     $     358
Adjustments to reconcile net loss income to net cash
  used by operating activities:
   Gain on disposal of discontinued operations, net ........          --           (5,012)
   Depreciation ............................................        19,932         27,655
   Impairment of long lived assets .........................       122,058           --
Changes in certain assets and liabilities:
   Change in receivables ...................................        29,747            (39)
   Change in inventory .....................................        31,334         (9,128)
   Change in accounts payable ..............................        (4,400)       (12,225)
   Other ...................................................         5,390         (7,058)
Reorganization Items:
   Payment of professional fees ............................        (3,570)          --
   Loss on debt issuance costs .............................         3,755           --
   Gain on settlement of pre-petition claims ...............          (377)          --
                                                                 ---------      ---------
      Net cash flows provided (used) by operating activities         2,935         (5,449)
                                                                 ---------      ---------

Cash Flows From Investing Activities

   Capital expenditures ....................................        (5,947)        (6,885)
   Plant acquisition .......................................          --          (15,880)
   Proceeds from note receivable ...........................         9,700           --
                                                                 ---------      ---------
      Net cash flows provided (used) by investing activities         3,753        (22,765)
                                                                 ---------      ---------

Cash Flows From Financing Activities

   Gross borrowings under line-of-credit agreement .........       132,343        241,664
   Gross repayments under line-of-credit agreement .........      (137,915)      (254,681)
   Proceeds from sale of business segment ..................          --           38,800
   Payment of debt issuance costs ..........................        (1,360)        (1,132)
                                                                 ---------      ---------
      Net cash flows provided (used) by financing activities        (6,932)        24,651
                                                                 ---------      ---------


Change in cash and equivalents .............................          (244)        (3,563)

Cash and equivalents at beginning of period ................         3,223          5,759
                                                                 ---------      ---------

Cash and equivalents at end of period ......................     $   2,979      $   2,196
                                                                 =========      =========


                    DEBTOR-IN-POSSESSION FINANCIAL STATEMENTS
           BORDEN CHEMICALS AND PLASTICS OPERATING LIMITED PARTNERSHIP

                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (Unaudited)
                                 (In thousands)



ASSETS
------

Current assets                                                                  September 30, 2001     December 31, 2000
                                                                                ------------------     -----------------

  Cash and equivalents ......................................................       $    2,979               $  3,223
  Accounts receivable (less allowance for doubtful accounts of $434 and
   $1,843 respectively)
     Trade ..................................................................           50,531                 58,444
     Related parties ........................................................              494                 22,328
  Inventories:
     Finished and in process goods ..........................................           20,292                 44,024
     Raw materials and supplies .............................................            5,362                 12,964
  Assets held for sale ......................................................           42,647                      -
  Other current assets ......................................................            9,435                 15,907
                                                                                    ----------              ---------
     Total current assets ...................................................          131,740                156,890
                                                                                    ----------              ---------
Other assets

     Investments in and advances to affiliated companies ....................            1,000                  4,124
     Other assets ...........................................................            6,015                 37,408
                                                                                    ----------              ---------
            Total other assets ..............................................            7,015                 41,532
                                                                                    ----------              ---------

Plant, property and equipment ...............................................          303,694                486,410
       Less accumulated depreciation ........................................         (262,067)              (295,995)
                                                                                    -----------             ----------
          Net plant, property and equipment .................................           41,627                190,415
                                                                                    ----------              ---------
            Total assets ....................................................       $  180,382              $ 388,837
                                                                                    ==========              =========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities not subject to compromise:
  Current liabilities
     Priority debt ..........................................................       $   66,838             $        -
     Accounts and drafts payable ............................................           18,106                 66,495
     Accrued interest .......................................................              397                  3,673
     Other accrued liabilities ..............................................            9,222                 18,480
                                                                                    ----------              ---------
           Total current liabilities ........................................           94,563                 88,648

     Long term debt .........................................................                -                272,410
     Other liabilities ......................................................            2,225                  4,914
     Deferred tax on gross margin ...........................................            1,618                  4,133
                                                                                    ----------              ---------
  Total liabilities not subject to compromise ...............................           98,406                370,105
                                                                                    ----------              ---------

Liabilities subject to compromise:
     Accrued interest                                                                    8,073                      -
     Long-term debt                                                                    200,000                      -
     Pre-petition accounts payable                                                      43,612                      -
     Other accrued liabilities                                                          12,493                      -
                                                                                    ----------              ---------
  Total liabilities subject to compromise                                              264,178                      -
                                                                                   -----------         --------------


Partners' capital (deficit)
     General Partner                                                                    (2,389)                  (359)
     Limited Partners                                                                 (179,813)                19,091
                                                                                    ----------              ---------
        Total partners' capital (deficit)                                             (182,202)                18,732
                                                                                    ----------              ---------
  Total liabilities and partner's capital                                           $  180,382            $   388,837
                                                                                    ==========            ===========


BORDEN CHEMICALS AND PLASTICS OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED CONDENSED DEBTOR-IN-POSSESSION FINANCIAL STATEMENTS
-------------------------------------------------------------------------

1. Asset impairment

An impairment charge of $123.0 million was recorded during the quarter ended September 30, 2001 to write-down to fair value long-lived assets associated with the Geismar and Addis facilities in accordance with FAS 121 "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of" as the Company's estimates of future undiscounted cash flows associated with these facilities no longer recovered the asset's carrying value. Estimates of future undiscounted cash flows were lowered during the 3rd quarter as a result of several factors including the expected loss of a significant customer contract, continued deterioration in the overall economy, and an extended forecast in the expected upturn of the PVC industry from previous projections. The fair value of the assets was estimated by management based on various sources including binding or non-binding bids or offers from third parties, other discussions with third parties, and an independent asset valuation.

2. Liabilities subject to compromise

Liabilities subject to compromise refer to liabilities incurred prior to the commencement of the Operating Partnership Chapter 11 case. These liabilities consist primarily of amounts outstanding under the Company's long-term debt and also include accounts payable, accrued interest, and other accrued expenses. These amounts represent management's best estimate of known or potential claims to be resolved in connection with the Operating Partnership Chapter 11 case. The bar date was established as October 19, 2001. The bar date is the date by which claims against the Company must be filed if the claimants wish to receive any distribution in the Chapter 11 Cases. Certain creditors have submitted claims in excess of the amounts recorded as liabilities by the Operating Partnership. Such claims remain subject to future adjustments based on negotiations and reconciliation with applicable creditors, actions of the Bankruptcy Court, further developments with respect to disputed claims, or other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Operating Partnership Chapter 11 case and as such, the ultimate amount of such liabilities is presently not determinable. The Operating Partnership has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including pre-petition wages, vacation pay, employee benefits and reimbursement of employee business expenses. The Bankruptcy Court also has authorized the Company to pay pre-petition obligations to critical vendors to aid the Company in maintaining its normal operations. In the second quarter, in accordance with SOP 90-7, the Company wrote off debt issuance costs of $3.8 million associated with the $200 million of Subordinated Notes as a result of the bankruptcy proceedings.

Liabilities subject to compromise consist of the following as of September 30, 2001 (in thousands):

    Accrued interest .................................   $    8,073
    Long-term debt ...................................      200,000
    Pre-petition accounts payable ....................       43,612
    Other accrued liabilities ........................       12,493
                                                         ----------
        Total liabilities subject to compromise ......   $  264,178
                                                         ==========

Pre-petition accounts payable was reduced by approximately $4.3 million during the third quarter of 2001, primarily due to critical vendor payments.

3.  Related party transactions

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

The employees of BCPM (together with employees providing support to or services for BCPM) operate the Partnership and participate in various General Partner benefit plans including pension, retirement savings, post-retirement other than pension, post employment, and health and life insurance. The Partnership has no direct liability for such benefits since the Partnership does not directly employ any of the persons responsible for managing and operating the Partnership, but instead reimburses the General Partner (on its own or BCPM's behalf) for their services. Charges to the Partnership for such services are actuarially determined where appropriate. The Partnership expenses the full amount of such charges but only reimburses the General Partner (on its own or BCPM's behalf) for actual benefits paid. The difference between cash payments to the General Partner (on its own or BCPM's behalf) and expense is accrued on the Partnership's books. The General Partner maintains a post-retirement and disability plan for employees of the General Partner. This liability was approximately $4.0 million as of September 30, 2001.

During the nine months ended September 30, 2001, BCPM made unreimbursed severance payments totaling $0.7 million to former employees of the General Partner. In addition, BCPM also made unreimbursed payments for certain professional services and other expenses of $0.6 million. The Operating Partnership has reflected these payments as expense in the condensed statement of operations and have recorded a corresponding payable to BCPM, which liability is included in liabilities subject to compromise in the accompanying consolidated condensed balance sheet at September 30, 2001.

4. Subsequent events

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

In the fourth quarter, an impairment charge of $22.6 million will be recorded to write-down to fair value long-lived assets associated with the Illiopolis facility and the Corporate office in accordance with FAS 121 "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of" as all assets became held for sale during the fourth quarter. The fair value of the assets was estimated by management based on various sources including binding or non-binding bids or offers from third parties, other discussions with third parties, and an independent asset valuation.

5. Restructuring and related charges

During the nine months ended September 30, 2001, the Company recorded restructuring charges of $135.7 million primarily associated with the asset impairment charges, bankruptcy court proceedings and severance costs.

Restructuring charges for bankruptcy reorganization include professional fees of $5.5 million, a write off of pre-petition debt issuance costs of $3.8 million and a gain from the settlement of a pre-petition liability of $0.4 million.

In the nine months ended September 30, 2001, the Company severed 81 employees, at an expense of $3.5 million. The Company continues to pay 75% of the cost of medical and dental insurance for severed employees for up to six months after termination. This will continue as long as the Company has the ability to provide and maintain a group medical plan. The cost of these health benefits for severed employees for the nine months ending September 30, 2001, was $0.3 million.

An impairment charge of $123.0 was recorded during the quarter ended September 30, 2001 to write-down to fair value long-lived assets associated with the Geismar and Addis facilities in accordance with FAS 121 "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of" as the Company's estimates of future undiscounted cash flows associated with these facilities no longer recovered the asset's carrying value. Estimates of future undiscounted cash flows were lowered during the 3rd quarter as a result of several factors including the expected loss of a significant customer contract, continued deterioration in the overall economy, and an extended forecast in the expected upturn of the PVC industry from previous projections. The fair value of the assets was estimated by management based on various sources including binding or non-binding bids or offers from third parties, other discussions with third parties, and an independent asset valuation.

Additional restructuring and related charges will occur in the fourth quarter. Fourth quarter restructuring and related charges will include an impairment charge for Illiopolis and the Corporate assets of $22.6 million, severance costs of $11.5 million and estimates for closure of the Geismar facility of approximately $7.9 million. These impairment charges represent the write-down of all the Company's assets to fair market value, as all of the assets became held for sale in the fourth quarter of 2001.

The following is a schedule of the restructuring and related charges recorded in the nine months ended September 30, 2001:


                                                                              (in millions)
     Description                        Type                  Charge             Payment            Balance*
----------------------------------------------------------------------------------------------------------------
Severance                               Cash                   $3.5               ($2.0)                $1.5
Benefits                                Cash                    0.3                (0.3)                 0.0
Bankruptcy - professional fees          Cash                    5.5                (3.0)                 2.5
Bankruptcy - claim settlement           Cash                   (0.4)                0.4                  0.0
                                                         -----------         ----------            ---------
     Total cash                                                 8.9               ($4.9)                $4.0

Asset impairment                        Non-cash              123.0
Bankruptcy - debt issuance costs        Non-cash                3.8
                                                          ---------
   Total non-cash                                             126.8
                                                           --------
      Total                                                  $135.7
                                                            -------



* Outstanding balance at September 30, 2001 is recorded in current liabilities not subject to compromise.

6. Commitments & Contingencies

The Company has entered into a fifteen year supply agreement (commencing in 1997) to provide a long-term supply of ethylene, a raw material, and minimize price volatility. The purchase price for product varies with the supplier's raw material and variable costs, which are market-driven, as well as its fixed processing costs.

Contingencies for the Company include lawsuits and claims, which arise in the normal course of business and contingencies in the fourth quarter for idlement and closure of the Geismar facility. Management continues to explore possible dispositions of the Geismar facility, but there is no assurance that a sale of the plant will be completed and the plant was idled in March 2002. In the fourth quarter, a contingency for the idlement and closure costs of the Geismar plant will be established in the amount of $5.8 million. An additional contingency of $1.7 million for obligations to rejected leases will also be established. It is the opinion of management that the assessment of contingencies is reasonable and the reserves are adequate. However, there can be no assurance that future operating results will not be materially different from these estimates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

On April 3, 2001, the Operating Partnership and its wholly owned subsidiary BCP Finance Corporation, (the "Debtors") filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code, 11 U.S. C. 101-1330 in the United States Bankruptcy Court for the District of Delaware under case number 01-1268
(RRM) and 01-1269 (RRM) ("The Operating Partnership Chapter 11 case"). The Operating Partnership Chapter 11 case have been procedurally consolidated for administrative purposes only. The Debtors are currently acting as debtors-in-possession pursuant to the Bankruptcy Code.

Due to the bankruptcy filing, the Company no longer consolidates the Operating Partnership's financial results in its condensed consolidated financial statements, resulting in a change in reporting entity. As a result of this change in reporting entity, the Company has restated its fiscal 2001 results, effective January 1, 2001, to account for its investment in the Operating Partnership under the equity method. Under the equity method, the Company's share of the Operating Partnerships' income or loss is recorded in earnings and as an adjustment to the Company's investment in the Operating Partnership, to the extent that the Company's investment is not reduced below zero. During the first quarter fiscal 2001, the Company's investment in the Operating Partnership was reduced to zero, therefore, further losses incurred by the Operating Partnership are no longer recognized by the Company. The Company did not recognize its 99% share of the Operating Partnership's losses amounting to $138.4 million and $179.8 million for the three and nine-month periods ended September 30, 2001, respectively.

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

The Company's $2.8 million gross margin tax obligation due in April 2001 was paid by BCPM and in return, the Company issued a demand note payable to BCPM. Certain other expenses, primarily for accounting and legal services, of approximately $1.3 million through September 30, 2001 and $3.6 million through February 2002 have also been funded by BCPM. It is the position of BCPM that these expenses are reimbursable by the Operating Partnership pursuant to the Partnership Agreement and consistent with past practice; however, such reimbursement is subject to approval of the Bankruptcy Court. It is the position of BCPM that it is not required to make capital contributions or further loans to, or advances on behalf of, the Company. However, BCPM will consider making additional loans and advances upon request of the Company, taking into account the interests of its creditors, but there can be no assurance that BCPM will make further loans or advances in the future. The Partnership recorded interest of $0.1 million associated with this note.

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

Results of Operations
Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

Revenue

Total revenue during the third quarter of 2001 decreased $27.8 million or 24.6% to $85.5 million from $113.3 million in the third quarter of 2000. The decrease in revenues is attributed to a decrease in average selling prices and volumes in PVC resins. Selling prices and volume decreases are the result of a decreased demand in the marketplace.

Cost of Goods Sold

Total cost of goods sold decreased $15.5 million to $93.6 million in the current period from $109.1 million in the same period last year. The decrease in total cost of goods was due to a decrease in sales volumes and increased raw materials. Expressed as percent of revenue, cost of goods sold was 109.6% in the current period versus 96.3% in the prior period.

As a result of the changes in revenues and cost of goods sold, the contributing margin from continuing operations declined to a negative margin of $8.2 million in the third quarter of 2001 from a positive margin of $4.2 million for the same quarter of 2000.

Marketing, General and Administrative Expense

Marketing, general and administrative expenses increased $0.2 million to $6.0 million in the third quarter of 2001 compared to $5.8 million in 2000. This increase was primarily due to an increase in post-retirement benefits offset by a reduction in salaries and contract labor.

Impairment of Long-lived Assets

An impairment charge of $123.0 was recorded during the quarter ended September 30, 2001 to write-down to fair value long-lived assets associated with the Geismar and Addis facilities in accordance with FAS 121 "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of" as the Company's estimates of future undiscounted cash flows associated with these facilities no longer recovered the asset's carrying value. Estimates of future undiscounted cash flows were lowered during the 3rd quarter as a result of several factors including the expected loss of a significant customer contract, continued deterioration in the overall economy, and an extended forecast in the expected upturn of the PVC industry from previous projections. The fair value of the assets was estimated by management based on various sources including binding or non-binding bids or offers from third parties, other discussions with third parties, and an independent asset valuation.

Interest Expense

Interest expense for the quarter decreased $4.6 million over the 2000 quarter, which is the result of lower interest rates under the Revolving Credit Facility in 2001 and the bankruptcy proceedings which precludes interest charges on the unsecured Subordinated Notes. Interest expense has been recorded for the first quarter of 2001. However, third quarter contractual interest charges of $4.8 million on the Subordinated Notes for the period after the bankruptcy filing, which are not expected to be paid, have not been recorded.

Tax on Gross Margin

Gross margin tax expense during the quarter represents a deferred tax benefit as a result of the impairment of long-lived assets. No current gross margin tax expense has been incurred or recognized during 2001 as the Partnership does not have taxable income for 2001 due to the losses incurred.

Other Income and Expense

Other expense during the third quarter of 2001 was $0.2 million as compared to income of $1.0 million for the same period last year. The increase was largely due to severance payments made as part of management's initiative to reduce the labor force.

Reorganization Items

Professional fees during the three months ended September 30, 2001 related to the reorganization proceedings were $1.9 million compared to no expense for the same period last year.

Net Loss from Continuing Operations

The net loss for the third quarter of 2001 was $139.8 million compared to a $8.2 million loss for the third quarter of 2000. As discussed above, the primary reasons for the decline were decreased sales volumes and selling prices for PVC resins and an impairment of fixed assets.

Results of Operations
Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Revenues

Total revenues from continuing operations during the first nine months of 2001 decreased $113.2 million or 28.8% to $280.3 million from $393.5 million in 2000. The decrease in revenues is attributable to a 20% decrease in average selling prices of PVC resins, and an 11% decrease in sales volumes for the business line.

Cost of Goods Sold

Total cost of goods sold decreased $29.6 million to $316.0 million from $345.6 million when comparing year-to-date 2001 to 2000. Expressed as a percent of revenue, cost of goods sold was 112.7% in the current period versus 87.8% in the prior year. The decrease in gross margin was primarily due to the decrease in sales volume and increase in raw material prices.

As a result of the changes in revenues and cost of goods sold, the contributing margin from continuing operations decreased by $83.6 million to a negative margin of $35.7 million in the first nine months of 2001 from a positive margin of $47.9 million for 2000.

Marketing, General and Administrative Expense

Marketing, general and administrative expenses decreased $1.7 million to $17.7 million in the first nine months of 2001 compared to $19.4 million in 2000. This decrease was primarily due to a reduction in salaries and contract labor.

Impairment of Long-lived Assets

An impairment charge of $123.0 was recorded during the quarter ended September 30, 2001 to write-down to fair value long-lived assets associated with the Geismar and Addis facilities in accordance with FAS 121 "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of" as the Company's estimates of future undiscounted cash flows associated with these facilities no longer recovered the asset's carrying value. Estimates of future undiscounted cash flows were lowered during the 3rd quarter as a result of several factors including the expected loss of a significant customer contract, continued deterioration in the overall economy, and an extended forecast in the expected upturn of the PVC industry from previous projections. The fair value of the assets was estimated by management based on various sources including binding or non-binding bids or offers from third parties, other discussions with third parties, and an independent asset valuation.

Interest Expense

Interest expense decreased $10.4 million over 2000, a direct result of lower borrowing rates and the bankruptcy proceedings which precludes interest charges on the unsecured Subordinated Notes. Interest expense has been recorded for the first quarter of 2001. However, contractual interest charges of $9.4 million on the Subordinated Notes for the period after the bankruptcy filing, which are not expected to be paid, have not been recorded.

Tax on Gross Margin

Gross margin tax expense during the nine months represents a deferred tax benefit as a result of the impairment of long-lived assets. No current gross margin tax expense has been incurred or recognized during 2001 as the Partnership does not have taxable income for 2001 due to the losses incurred.

Other Income and Expense

Other expense for 2001 was $6.2 million as compared to income of $1.2 million for the same period last year. The increase was largely due to severance payments of $3.5 million made as part of management's initiative to reduce the labor force, and sales tax assessment of $2.6 million, offset by a decrease in other income.

Reorganization Items

Professional fees during the nine months ended September 30, 2001 related to the reorganization proceedings were $5.5 million compared to no expense for the same period last year. In the second quarter, in accordance with SOP 90-7, the Company wrote off debt issuance costs of $3.8 million associated with the $200 million of Subordinated Notes as a result of the bankruptcy proceedings. The gain on settlement of pre-petition claims in 2001 of $0.4 million represents a court approved settlement of certain pre-petition liabilities.

Net Income from Continuing Operations

Net loss for the first nine months of 2001 was $200.9 million compared to income of $5.5 million for the first nine months of 2000. As discussed above, the primary reasons for the decline were the impairment of fixed assets, decreased sales volumes, and selling prices for PVC resins.

Loss from Discontinued Operations

The Partnership exited the Methanol and Derivatives and the Nitrogen Products business in 2000, and its revenues are now derived principally from the sale of PVC resins. A net loss from discontinued operations of $10.2 million was incurred for the first nine months of 2000. Depressed selling prices for Methanol, Ammonia and Urea caused the continued losses from the discontinued businesses. A net gain of $5.0 million was recognized during the first nine months of 2000 on the sale of the Partnership's formaldehyde and related assets.

Liquidity and Capital Resources

Cash Flows from Operations

Cash provided by operations for the first nine months of 2001 totaled $2.9 million compared to uses of $5.4 million in 2000, primarily due to favorable changes in inventories and receivables, offset by payments for reorganization items and severance.

Cash Flows from Investing Activities

Capital expenditures totaled $5.9 million and $6.9 million for the first nine months of 2001 and 2000, respectively. The Partnership had a 50% interest in a 200 million pound stated annual capacity acetylene plant at the Geismar complex, with the remaining 50% interest held by BASF Corporation. The Partnership purchased BASF's interest in the acetylene plant in January 2000 for $15.9 million, $8.2 million of which was paid in the first quarter 2000 and the remaining balance was paid in July 2000. Proceeds from a note receivable from the sale of the formaldehyde business of $9.7 million were collected in the first quarter of 2001.

Cash Flows from Financing Activities

Net repayments of long-term borrowings were $5.6 million in the first nine months of 2001 compared to repayments of $13.0 million in the first nine months of 2000. In 2001, a $1.4 million debt issuance cost payment was made.

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

The Primary DIP Facility, which received final Approval of the Bankruptcy Court on July 11, 2001, provides the Operating Partnership with a revolving line of credit in an aggregate amount not to exceed $100 million, subject to borrowing base limitations and bears interest at the Alternate Base Rate plus 1.25%. The Operating Partnership has used amounts borrowed under the Primary DIP Facility for its ongoing working capital needs and for certain other purposes of the Operating Partnership as permitted by that facility. The Operating Partnership granted a security interest to the DIP Lenders in substantially all of the Operating Partnership's assets as security for its obligations under the Primary DIP Facility. All obligations under the Primary DIP Facility are afforded "super-priority" administrative expense status in the Operating Partnership Chapter 11 case. The Primary DIP Facility matured on March 31, 2002, but the lenders have agreed, and the Bankruptcy Court has approved, the extension of the maturity date to April 30, 2002.

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

Management has undertaken several other initiatives to improve liquidity, including idling unprofitable or high cost assets and production facilities, wage freezes and reductions-in-force. However, given current business and market conditions and the financial condition of the Debtors, there can be no assurance that the Operating Partnership will be able to meet its financial obligations in the future. At this time, sales of Operating Partnership assets are note expected to generate enough cash to make a distribution to unit holders of the Company or to satisfy all of the Operating Partnership's debts.

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

Item 2-A Market Risk
--------------------

Interest Rate Risk - The DIP Loan Agreement provides up to $100 million under a revolving credit agreement with Fleet Capital Corporation. The DIP Loan Agreement will terminate upon the earlier of consummation of a plan of reorganization in Chapter 11 Cases, or April 30, 2002, at which time all amounts outstanding must be repaid. Interest on borrowings under the revolving credit facility is determined, at the Operating Partnership's option, either at LIBOR plus 3% or Base Rate plus 1.25%. At September 30, 2001, borrowings under the facility were $66.8 million.

The Partnership is exposed to swings in the LIBOR or Base rates. A change of 1.00% in the applicable rate would change the Partnership's annual interest cost by approximately $0.7 million based on the borrowings at September 30, 2001.

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

                              BORDEN CHEMICALS AND PLASTICS
                              LIMITED PARTNERSHIP
                              By BCP Management, Inc.,
                              its General Partner


                       By:          /s/ Robert R. Whitlow, Jr.
                              --------------------------------------------
                                       Robert R. Whitlow, Jr.
                              Chief Financial Officer and Treasurer

April 15, 2002