Form 10-K
period 2001-12-31
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 2002-07-03
CIK 821202

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001    Commission file number: 1-9699


                          BORDEN CHEMICALS AND PLASTICS
                               LIMITED PARTNERSHIP

         Delaware                                                    31-1269627
-----------------------------                           ------------------------------------
  (State of organization)                               (I.R.S. Employer Identification No.)

  Highway 73, Geismar, Louisiana 70734                                 (614)225-4482
------------------------------------------              ------------------------------------
  (Address of principal executive offices)                   (Registrant's telephone number)




SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


   Title of each class              Name of each exchange on which registered
   -------------------              -----------------------------------------
                                      NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

                           --------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _____     No X .
                                                          ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by the referenced Part III and this Form 10-K or any amendment to this Form 10-K. [X]

                           --------------------------

         Aggregate market value of the Common Units held by non-affiliates of the Registrant on March 28, 2002: $73,350.00

         Number of Common Units outstanding as of the close of business on March 28, 2002: 36,750,000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

         The Exhibit Index is located herein at sequential page 36.

                                     PART I

Item I. Business

General

     Borden Chemicals and Plastics Limited Partnership (the "Company" or "Partnership") is a limited partnership formed in 1987 to acquire, own and operate, through its subsidiary operating partnership, Borden Chemicals and Plastics Operating Partnership (the "Operating Partnership"), polyvinyl chloride resins ("PVC"), methanol and other chemical plants located in Geismar, Louisiana, and Illiopolis, Illinois, that were previously owned and operated by Borden, Inc., now known as Borden Chemical, Inc. ("Borden"). In 1995, the Operating Partnership purchased a PVC resin manufacturing facility, from Occidental Chemical Corporation ("OxyChem"), located in Addis, Louisiana ("Addis Facility"). Historically, the Operating Partnership's principal product groups were PVC Polymers Products, which consist of PVC resins and feedstocks (such as vinyl chloride monomer ("VCM") and acetylene), Methanol and derivatives, which consist of methanol and formaldehyde, and Nitrogen Products, which consist of ammonia and urea. The Operating Partnership exited the Methanol and Derivatives and Nitrogen Products businesses in 2000.

     Due to unprecedented high natural gas costs, poor PVC market conditions and a severe economic downturn, the Operating Partnership and its subsidiary, BCP Finance Corporation, (collectively, the "Debtors") filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code, 11 U.S.C. Sections 101 - 1330 (the "Bankruptcy Code"), in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under case number 01-1268(RRM) and 01-1269 (RRM) (together "the Operating Partnership Chapter 11") on April 3, 2001.

     With the approval of the Bankruptcy Court, the Operating Partnership sold the Addis Facility on February 28, 2002, to Shintech Louisiana, LLC for $38 million plus the value of certain inventory and accounts receivable located at the Addis facility. The Operating Partnership announced on March 8, 2002, that it had executed an asset purchase agreement for the plant at Illiopolis, Illinois, with Formosa Plastics Corporation, Delaware. The Bankruptcy Court approved the Illiopolis transaction on March 27, 2002, and it closed on April 17, 2002, realizing net proceeds of approximately $23 million. The Operating Partnership commenced the idling of the Geismar operations in March 2002, scheduled for completion in June 2002, and continues to pursue the disposition of the assets comprising the Geismar complex.

     On March 22, 2002, BCP Management, Inc, the General Partner of the Company and the Operating Partnership ("BCPM" or the "General Partner"), filed a voluntary petition for protection under Chapter 11 of the Bankruptcy Code, in the Bankruptcy Court under case number 02-10875 (the "General Partner Bankruptcy"). For a discussion of developments in the bankruptcy proceedings and the anticipated impact (including anticipated tax consequences) of the Operating Partnership Chapter 11 and the General Partner Chapter 11 on the Company's Unitholders, see "Operating Partnership Chapter 11", "General Partner Chapter 11" and "Impact of Bankruptcy Proceedings on Unitholders".

     As a result of the Operating Partnership Chapter 11, the Company is not reporting the Operating Partnership's financial results on a consolidated basis for 2001. The Company does not have any operations or engage in any revenue producing activities independent of the Operating Partnership. Therefore, a discussion of the Company's business is not meaningful, and the following discussion describes the business of the Operating Partnership.

     During 2001 the principal production activities at Geismar, Louisiana, Illiopolis, Illinois, and the Addis, Louisiana facility produced products for the following applications:

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

                                Illiopolis        siding, wallcoverings, vinyl
                                Addis             flooring

    VCM                         Geismar           Raw material for the Company's
                                                  PVC operations


PVC Polymers Products

     During 2001 the Operating Partnership operated only in the PVC Polymers Products business segment, which consists of PVC resins, ethylene-based vinyl chloride monomer (for internal consumption), and acetylene and acetylene-based vinyl chloride monomer which were idled throughout the year. See the Consolidated Financial Statement of the Operating Partnership at page 59 of this Form 10-K for financial information regarding this segment.

     PVC Resins - PVC is the second largest volume plastic material produced in the world. During 2001 the Operating Partnership produced general purpose and specialty purpose PVC resins at three plants - one located at the Geismar complex, one at Illiopolis and another at Addis - with stated annual capacities of 550 million, 400 million and 600 million pounds of PVC resins, respectively. The PVC resin plants operated at approximately 77% and 78% of combined capacity in 2001 and 2000, respectively. Although there have been year-to-year fluctuations in product mix, the Operating Partnership has over time concentrated on the higher margin grades of PVC resin and reduced its dependence on commodity pipe grade PVC resins, which have historically experienced lower margins. Based on data from the Society of the Plastics Industry, the Operating Partnership believes its production accounted for approximately 8% of total industry domestic capacity of PVC resins in 2001.

     The PVC industry in both the United States and Europe has entered a consolidation and rationalization phase, evidenced by the mergers of OxyChem and Geon, Georgia Gulf and Condea Vista, BASF and Solvay, EVA and BSU Schkopag and Shin-Etso, Shell and Rovin in recent years.

     Production Process. PVC resins are produced through the polymerization of VCM, an ethylene and chlorine intermediate material internally produced by the Company. The Operating Partnership's production of certain specialty PVC resin grades also involves the consumption of purchased vinyl acetate monomer. The Operating Partnership purchases vinyl acetate monomer from unrelated third parties.

     During 2001 all the VCM used by the Geismar PVC resin plant and most of the VCM used by the Illiopolis PVC resin plants were obtained from the Operating Partnership's two Geismar VCM plants discussed below. Substantially all of the production of these VCM plants was consumed by the PVC resins plants at Geismar and Illiopolis. The Geismar PVC resin plants obtained VCM from the Operating Partnership's adjacent VCM plants in the Geismar complex and the Illiopolis PVC resin plant obtains VCM from the Company's Geismar plant via rail. The VCM requirement at the Addis Facility was supplied by OxyChem by pipeline via exchange, or by rail car from OxyChem's plant in Deer Park, Texas or from OxyChem's joint venture facility ("OxyMar") in Corpus Christi, Texas.

     VCM is principally used in the production of PVC resins. During 2001 the Operating Partnership had the capability of producing VCM by two processes: an ethylene process and an acetylene process. The finished product of both of these processes is essentially identical but the production costs vary depending on the cost of raw materials and energy. The ability to produce VCM by either process allows the flexibility of favoring the process that results in the lower cost at any particular time.

     Ethylene-Based VCM. Ethylene-based VCM ("VCM-E") was produced during 2001 at a 650 million pound stated annual capacity plant at the Geismar complex. The plant operated at approximately 77% and 86% of capacity during 2001 and 2000, respectively. All of the production of the VCM-E plant was consumed by the PVC resin plants at the Geismar complex and Illiopolis.

     Ethylene and chlorine constitute the principal feedstocks used in the production of VCM-E. Both feedstocks are purchased by the Geismar plant from outside sources.

     Acetylene-Based VCM. Acetylene-based VCM ("VCM-A") was not produced by the Operating Partnership during 2001. Its 320 million pound stated annual capacity plant at the Geismar complex was idled in December 2000 due to the high cost of raw material feedstock. During 2000, the plant operated at approximately 72% of capacity. All of the VCM-A produced at the Geismar complex during 2000 was consumed by the PVC resin plants at Geismar and Illiopolis.

     Acetylene. Acetylene is primarily used as a feedstock for VCM-A and for other chemical intermediates. Until January 2000, the Operating Partnership had a 50% interest in a 200 million pound stated annual capacity acetylene plant at the Geismar complex, with the remaining 50% interest held by BASF Corporation ("BASF"). In January 2000, the Operating Partnership purchased BASF's interest in the acetylene plant.

     The principal feedstocks used in the production of acetylene are natural gas and oxygen. Oxygen is obtained from certain air separation units and related air compression systems, which are jointly owned by the Operating Partnership and Air Liquide America Corporation. For a description of the arrangements for the purchase of natural gas, see "Raw Materials".

     Due to the dramatic increase in the cost of natural gas during 2000, the acetylene and VCM-A production processes became uneconomical to operate. In December 2000, these units were idled.

     The principal competitors in the sale of PVC include Shintech, Formosa Plastics, Oxyvinyl, L.P. and Georgia Gulf.

Discontinued Operations

     The Operating Partnership sold its formaldehyde and certain other assets for $48.5 million to Borden on July 28, 2000, with the Operating Partnership receiving $38.8 million in cash and an interest-bearing note for $9.7 million which was paid in January 2001. The nitrogen products facilities were closed in July 2000, and the methanol production ceased in December 2000. Certain Purchase Agreements and Processing Agreements with Borden covering PVC resins, methanol, ammonia, urea, formaldehyde and urea-formaldehyde concentrate were also terminated in 2000 as part of the sale transaction.

Raw Materials

     Historically, the Operating Partnership purchased natural gas for feedstock and as an energy source. Natural gas can be supplied by pipeline to the Geismar complex by six major natural gas pipelines. In 2000, the cost of purchasing natural gas increased to unprecedented levels, with natural gas increasing from an average of $2.25 per million BTU in 1999 to over $3.73 per million BTU, with monthly prices exceeding $6 per million BTU in December and $10 per million BTU in January 2001. As a consequence, the Operating Partnership idled or shutdown its production units that consume natural gas as a feedstock and during 2001 consumed gas only as an energy source.

     During 2001 the Operating Partnership purchased other raw materials for its operations, principally ethylene and chlorine. Ethylene was supplied during 2001 by pipeline to the Geismar facility by several suppliers. Chlorine was supplied by rail car and pipeline to the Geismar complex by various suppliers. The major raw material for the Illiopolis PVC plant, VCM, was supplied by rail car from the Geismar facility. In addition, in connection with the production of certain specialty grades of PVC resins, the Operating Partnership purchased certain quantities of vinyl acetate monomer. See "PVC Polymers Products-Production Process". The Operating Partnership purchased its VCM requirements for the Addis Facility under a VCM supply agreement entered into with Oxy Vinyl, LP.

     Despite management's continuing efforts to reduce the exposure to high natural gas prices, depressed resin prices and demand converged with sharply increased energy costs in the first quarter of 2001 to create a critical debt and liquidity situation. During late 2000 and throughout 2001, management took significant steps to improve liquidity, including idling unprofitable or high cost assets and production facilities, wage freezes, reductions-in-force and entering into the credit facilities as described in Note 2 to the Limited Partnership consolidated financial statements.

     Because raw materials have accounted for a high percentage of the total production costs, the inability to pass on increases in costs of these raw material feedstocks had a significant impact on operating results during 2001 due to the then existing market conditions.

Insurance

     The Operating Partnership maintains property, business interruption and casualty insurance which it believes is in accordance with customary industry practices, but it is not fully insured against all potential hazards incident to its business. It also maintains pollution legal liability insurance coverage. However, because of the complex nature of environmental insurance coverage and the rapidly developing case law concerning such coverage, no assurance can be given concerning the extent to which its pollution legal liability insurance, or any other insurance that the Operating Partnership has, may cover environmental claims against it. Insurance, however, generally does not cover penalties or the costs of obtaining permits. See "Item 3 - Legal Proceedings".

     Under its risk retention program, the Operating Partnership maintains property damage and liability insurance deductibles of $2.5 million, $1.0 million and $1.0 million per occurrence for property and related damages at the Geismar, Illiopolis and Addis facilities, respectively, and deductibles ranging from $0.1 million to $2.0 million per event for liability insurance. In addition the Operating Partnership is included in Borden's master excess insurance program.

Marketing and Sales

     The 2001 marketing and sales activities were conducted by PVC sales and marketing department comprised of 16 people, including a Vice President of Sales and Marketing, a Director of Sales, two Product Managers, seven Regional Sales personnel, and three Service managers. During the year, the group was relocated from Baton Rouge, LA to the Geismar, LA manufacturing facility as a means to reduce the cost of marketing activities. Additional professional sales personnel were geographically positioned throughout the United States.

     During 2001 a majority of the sales were made in the United States, and a small portion in Canada. The Operating Partnership has not historically participated in the export market, but retained access to these markets through third party specialists.

Utilities

     During 2001 the Geismar complex operated three high thermal efficiency co-generation units providing the site with low cost electricity and steam. Each unit is composed of a natural gas burning turbine/generator unit combined with a steam producing heat recovery system (i.e., the "co-generation" of electricity and steam).

     The co-generation units are designed to provide a significant portion of the electricity and steam, and a portion of the reformer combustion air requirements of the Geismar complex at full production levels. These units have electrical outputs of 20, 35 and 35 megawatts, respectively. The electricity is supplied by the units through a substation owned by Monochem, Inc. ("Monochem"), a corporation of which the Operating Partnership owns 50% of the capital stock. The Operating Partnership's interest in Monochem is subject to certain rights of first refusal and limitations on transfer.

     Water requirements at the Geismar complex are obtained through Monochem from the Mississippi River. At Illiopolis, a municipal water company supplies the facility with its water requirements. Because the Illiopolis facility represents a significant portion of the demand for water supply from the municipal water company, the Operating Partnership manages the operations of the water company on a cost-reimbursed basis. The Addis Facility obtains its electricity and water requirements from local public utilities. Natural gas can be supplied by pipeline from various suppliers.

Competition

     The business in which the Operating Partnership operates was highly competitive in 2001. The Operating Partnership competed with major chemical manufacturers and diversified companies, a number of which have revenues and capital resources exceeding those of the Operating Partnership. Because of the commodity nature of its products, the Operating Partnership is not in a position to protect its position by product differentiation and is not able to pass on cost increases to its customers to the extent its competitors do not pass on such costs. In addition to price, other significant factors in the marketing of the products are delivery, quality and, in the case of PVC resins, technical service. The Operating Partnership's competitive position in 2001 was also adversely affected by the pending Operating Partnership Chapter 11. Security of supply became a major concern for the Operating Partnership's customers given an anticipated improvement in the PVC market.

Trademarks

     The Operating Partnership entered into a Use of Name and Trademark License Agreement ("Use of Name and Trademark License Agreement") with Borden pursuant to which it is permitted to use in its name the Borden name and logo. The Use of Name and Trademark License Agreement and the right to use the Borden name and logo terminate in the event that BCPM ceases to be the General Partner.

Management

     Since April 2001, BCPM as General Partner of the Operating Partnership has managed the activities of the Operating Partnership, subject to orders of the Bankruptcy Court in the Operating Partnership Chapter 11. The General Partner's activities are limited to management of the Company and the Operating Partnership. Since March 2002, management of the Company by BCPM as General Partner has been subject to orders of the Bankruptcy Court in the General Partner Chapter 11. Unitholders do not participate in the management or control of the Company or the Operating Partnership. Subject to the General Partner Chapter 11, the General Partner is liable, as general partner, for all the debts of the Operating Partnership (to the extent not paid by the Operating Partnership) other than any debt (such as the Operating Partnership's outstanding 9.5% Notes due 2005 in the aggregate principal amount of $200 million) incurred by the Operating Partnership that is made specifically nonrecourse to the General Partner.

     BCPM has a seven member Board of Directors consisting of three outside directors, three members who are officers of BCI and the President and CEO of BCPM and the General Partner.

     Neither the Company nor the Operating Partnership directly employs any of the persons responsible for managing or operating the business of the Operating Partnership, but as authorized by the bankruptcy court, relies on the officers and employees of the General Partner, and to a limited extent Borden who provide support to or perform services for the General Partner and reimburses the General Partner or Borden (on its own or on the General Partner's behalf) for their services.

Environmental and Safety Regulations

     General. The Operating Partnership's operations are subject to federal, state and local environmental, health and safety laws and regulations, including laws relating to air quality, hazardous and solid wastes, chemical management and water quality. The Operating Partnership has expended substantial resources, both financial and managerial, to comply with environmental regulations and permitting requirements. Although the Operating Partnership believes that its operations are in material compliance with these requirements, there can be no assurance that significant costs, civil and criminal penalties, and liabilities will not be incurred. The Operating Partnership holds various environmental permits for operations at each of its plants.

In the event a governmental agency were to deny a permit application or permit renewal, or revoke or substantially modify an existing permit, such agency action could have a material adverse effect on the Operating Partnership's ability to continue the affected plant operations.

     During 2001 the Operating Partnership maintained an environmental and industrial safety and health compliance program and conducted internal regulatory audits at its Geismar, Illiopolis and Addis plants. The plants have had a history of involvement in regulatory, enforcement and variance proceedings in connection with safety, health and environmental matters. Risks of substantial costs and liabilities are inherent in plant operations and products found at and produced by the plants, as they are with other enterprises engaged in the chemical business, and there can be no assurance that significant costs and liabilities will not be incurred.

     Air Quality. The Geismar, Illiopolis and Addis plants emit air contaminants and are subject to the requirements of the Clean Air Act and comparable state statutes. Many of the existing requirements under these laws are embodied in permits issued to the plants by state environmental agencies. The Operating Partnership believes that the Geismar, Illiopolis and Addis plants generally are in material compliance with these requirements.

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

     In March 1998, the United States Department of Justice ("DOJ") and the Operating Partnership signed a consent decree (the "Consent Decree") to resolve an enforcement proceeding brought against the Operating Partnership and BCPM, for alleged violations of the Clean Air Act and other environmental statutes at the Geismar facility. In June 1998, the U.S. District Court for the Middle District of Louisiana entered the Consent Decree which settled and resolved the enforcement proceeding. See "Item 3 - Legal Proceedings".

      OSHA and Community Right to Know. The Geismar, Illiopolis and Addis plants are subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The Operating Partnership believes that the Geismar, Illiopolis, and Addis plants were in material compliance during 2001 with OSHA requirements, including general industry standards, vinyl chloride exposure requirements, recordkeeping requirements and chemical process safety standards.

     The OSHA hazard communication standard and the EPA community right-to-know regulations under the Emergency Planning and Community Right-to-Know Act ("EPCRA") require the Operating Partnership to organize information about the hazardous materials in the plants and to communicate that information to employees and certain governmental authorities. The Operating Partnership has a hazard communication program in place and believes that it generally was in material compliance with EPCRA during 2001.

     Solid and Hazardous Waste. The Geismar, Illiopolis and Addis plants generate hazardous and nonhazardous solid waste and are subject to the requirements of the Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The Operating Partnership believes that the Geismar, Illiopolis and Addis plants were in material compliance with RCRA during 2001. However, see "Item 3 - Legal Proceedings".

     In accordance with the Consent Decree, the Operating Partnership has applied for a RCRA permit for its valorization of chlorinated residuals ("VCR") unit. In addition, the settlement provides guidelines for future investigation and possible remediation of groundwater contamination. See "Item 3 - Legal Proceedings".

     Superfund. The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and the companies that disposed, or arranged for the disposal of, the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances and for damages to natural resources. In the ordinary course of the Operating Partnership's operations, substances are generated that fall within the CERCLA definition of "hazardous substance". If such wastes have been disposed of at sites which are targeted for cleanup by federal or state regulatory authorities, the Operating Partnership may be among those responsible under CERCLA or analogous state laws for all or part of the costs of such cleanup. The Geismar, Illiopolis and Addis plants have in the past generated hazardous substances and dispose of such hazardous substances at various offsite disposal sites.

     The Consent Decree signed by DOJ and the Operating Partnership in March 1998 resolved an enforcement proceeding against the Operating Partnership and BCPM for alleged violation of CERCLA's reporting and other environmental requirements at the Geismar facility. See "Item 3 - Legal Proceedings".

     Toxic Substances Control Act. The Operating Partnership is subject to the Toxic Substances Control Act ("TSCA"), which regulates the development, manufacture, processing, distribution, importation, use, and disposal of thousands of chemicals. Among other requirements, TSCA provides that a chemical cannot be manufactured, processed, imported or distributed in the United States until it has been included on the TSCA Chemical Inventory. Other important TSCA requirements govern recordkeeping and reporting. For example, TSCA requires a company to maintain records of allegations of significant adverse reactions to health or the environment caused by chemicals or chemical processes. The Operating Partnership believes that it generally was in material compliance with TSCA during 2001. Violations of TSCA can result in significant penalties.

     Water Quality. The Geismar, Illiopolis and Addis plants maintain wastewater discharge permits for their facilities pursuant to the Federal Water Pollution Control Act of 1972 and comparable state laws. Where required, the Operating Partnership also applied for and received permits to discharge stormwater. The Operating Partnership believes that the Geismar, Illiopolis and Addis plants were in material compliance with the Federal Water Pollution Act of 1972 and comparable state laws during 2001. In cases where there are excursions from the permit requirements, the Geismar and Illiopolis plants are taking action to achieve compliance, are working in cooperation with the appropriate agency to achieve compliance or are in good faith pursuing their procedural rights in the permitting process.

     The EPA has issued effluent regulations specifying amounts of pollutants allowable in direct discharges and in discharges to publicly owned treatment works. The Geismar, Illiopolis and Addis plants manufacture or use as raw materials a number of chemicals subject to additional regulation.

     Areas of groundwater contamination have been identified at the Operating Partnership's plants. It is the Operating Partnership's policy, where possible and appropriate, to address and resolve groundwater contamination. The Operating Partnership believes that environmental indemnities available to it would cover all, or a substantial portion of, known groundwater contamination. The Operating Partnership believes that the Geismar, Illiopolis and Addis plants generally were in material compliance with all laws with respect to known groundwater contamination during 2001. At the Geismar complex, Borden and the Operating Partnership have complied with the Settlement Agreement with the state of Louisiana, and the Operating Partnership complied with the Consent Decree with DOJ for groundwater remediation during 2001. See "Item 3 - Legal Proceedings".

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

Capital expenditures for environmental control facilities were approximately $0.6 million in 2001 and $3.1 million in 2000.

Borden Environmental Indemnity

     Under the Environmental Indemnity Agreement dated as of November 30, 1987 (the "EIA"), Borden agreed, subject to certain conditions, to indemnify the Operating Partnership in respect of environmental liabilities arising from events or violations which occurred or existed prior to November 30, 1987, the date of the initial sale by Borden of the Geismar and Illiopolis plants to the Operating Partnership (the "Transfer Date"). See "Item 3 - Legal Proceedings".

Addis Environmental Indemnity

     OxyChem has indemnified the Operating Partnership for environmental liabilities arising from the manufacture, generation, treatment, storage, handling, processing, disposal, discharge, loss, leak, escape or spillage of any product, waste or substance generated or handled by OxyChem prior to the closing of the acquisition of the Addis facility from OxyChem in 1995, any condition resulting therefrom relating to acts, omissions or operations of OxyChem prior to such date, and any duty, obligation or responsibility imposed on OxyChem prior to such date under environmental laws in effect prior to such date to address such condition. However, except with regard to claims arising from OxyChem's disposal of waste at sites other than the Addis Facility, OxyChem has no indemnification obligation if the claim for indemnification is the result of a change in applicable law after the closing of the Acquisition. OxyChem's obligation to indemnify the Operating Partnership for environmental liabilities is subject to certain limitations. There can be no assurance that the indemnification provided by OxyChem will be sufficient to cover all environmental liabilities existing or arising at the Addis Facility.

Product Liability and Regulation

     As a result of the Operating Partnership's manufacture, distribution and use of different chemicals, it is, and in the future may be, subject to various lawsuits and claims, such as product liability and toxic tort claims, which arise in the ordinary course of business and which seek compensation for physical injury, pain and suffering, costs of medical monitoring, property damage, and other alleged harms. New or different types of claims arising from the Company's various chemical operations may be made in the future.

Employees

     The Partnership does not directly employ any of the persons responsible for managing and operating the Partnership, but instead reimburses BCPM for their services. On December 31, 2001, BCPM employed 466 individuals. Subsequent to year-end, further employee reductions have taken place.

Operating Partnership Chapter 11

     On April 3, 2001, the Debtors filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Chapter 11 cases have been procedurally consolidated for administrative purposes only. The Debtors are currently acting as debtors-in-possession pursuant to the Bankruptcy Code.

     Subsequent to the commencement of the Operating Partnership Chapter 11, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to stabilize and continue business operations. The most significant of these orders (i) approved an amendment (the "Primary DIP Facility") to the prepetition Year 2000 Revolving Credit Facility (the "Prepetition Credit Facility") providing up to $100 million of debtor-in-possession financing, (ii) permitted continued operation of the consolidated cash management system during the Operating Partnership Chapter 11 in substantially the same manner as it was operated prior to the commencement of the Operating Partnership Chapter 11,
(iii) authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses, and (iv) authorized payment of pre-petition obligations to certain vendors critical to the Operating Partnership's ability to continue its operations.

     The Primary DIP Facility, which received final approval of the Bankruptcy Court on July 11, 2001, provided the Operating Partnership with a revolving line of credit in an aggregate amount not to exceed $100 million, subject to borrowing base limitations. During 2001 the Operating Partnership used amounts borrowed under the Primary DIP Facility for its ongoing working capital needs and for certain other purposes of the Operating Partnership as permitted by that facility. The Operating Partnership granted a security interest to the DIP Lenders in substantially all of the Operating Partnership's assets as security for its obligations under the Primary DIP Facility. All obligations under the Primary DIP Facility are afforded "super-priority" administrative expense status in the Operating Partnership Chapter 11.

     In light of the possibility that the Primary DIP Facility would be insufficient to finance the Operating Partnership's working capital needs during the period required to obtain confirmation of a plan of reorganization for the Debtors, the Operating Partnership approached a number of institutional lenders to assess their interest in extending additional credit to the Debtors. None of these lenders were willing to provide credit or terms acceptable to the Operating Partnership. The Operating Partnership requested its General Partner, BCPM, to provide a loan to it. On October 31, 2001, the Debtors filed an initial motion with the Bankruptcy Court seeking an interim order to obtain additional, secondary postpetition financing (the "Secondary DIP Facility") from BCPM. The terms of the proposed Secondary DIP Facility were negotiated, on the one hand, by management of the Operating Partnership and the Debtors' legal counsel and, on the other hand, by officers of BCPM and BCPM's legal counsel, with the approval of the Independent Committee of the Board of Directors of BCPM which is comprised of three outside directors who are not employees of BCPM or Borden. The negotiations included efforts to obtain the support of the lenders under the Primary DIP Facility and the Official Committee of Unsecured Creditors (the "Creditors Committee") appointed in the Operating Partnership Chapter 11. The Creditors Committee filed an objection to the initial motion on November 6, 2001.

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

     On March 22, 2002, BCPM, the General Partner of the Company and the Operating Partnership, filed a voluntary petition under Chapter 11 of the Bankruptcy Code. As of the date of the filing, BCPM had cash of approximately $26 million, a claim of approximately $4 million against the Operating Partnership for repayment of borrowings under the Secondary DIP Facility, and claims of approximately $7.8 million against the Operating Partnership for unreimbursed expenses of the Company and the Operating Partnership paid by BCPM, the payment of which is subject to the approval of the Bankruptcy Court.

     BCPM also filed a motion in the General Partner Bankruptcy requesting authority to extend the maturity date of the Secondary DIP Facility to April 30, 2002, and approval of the second $5 million of lending authority under the Secondary DIP Facility. The Bankruptcy Court granted the motion on March 27, 2002. Subsequently, BCPM filed a further motion seeking authority to lend the Operating Partnership up to $6 million (with sub-limits on the use of funds to pay ordinary costs of administration and severance) after expiration of the Secondary DIP Facility on April 30. The Bankruptcy Court entered a "bridge order" on April 24, 2002, authorizing such lending until May 23, 2002, at which time the court authorized loans of up to $4.5 million to the Operating Partnership through June 30, 2002. The maturity date has been further extended to July 17, 2002. There can, however, be no assurance that BCPM will be authorized by the Bankruptcy Court to make further loans to the Operating Partnership or that the Operating Partnership will be authorized by the Bankruptcy Court to make further borrowings from BCPM.

     The Operating Partnership has explored various strategic alternatives, including possible mergers or joint ventures or a sale or sales of substantially all of its assets. This strategy has been announced by the Company and the Debtors to the public, creditors and the Bankruptcy Court in various public filings, press releases and pleadings. Prior to the filing of the Operating Partnership Chapter 11, the Operating Partnership had retained Taylor Strategic Divestitures Corporation ("Taylor") to provide investment-banking services in connection with its attempts to complete an asset sale or other transaction. On September 28, 2001, the Bankruptcy Court entered an order approving the Debtors' retention of Taylor and a fee structure for its services.

     Throughout the Operating Partnership Chapter 11, Taylor has worked with the Debtors to identify and contact potential candidates for asset purchases or other transactions. Beginning in June 2001, certain potential purchasers submitted non-binding expressions of interest for certain of the Debtors' assets. On August 24, 2001, the Debtors filed a motion with the Bankruptcy Court for an order approving bidding procedures for the sale of substantially all of the Debtors' assets. An order approving bidding procedures was entered by the Bankruptcy Court on October 12, 2001. The procedures include a five-stage process for marketing assets, negotiating with potential purchasers, conducting an auction if needed, and obtaining court approval of sales of principal assets.

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

The Operating Partnership announced on March 8, 2002, that it had executed an asset purchase agreement for the plant at Illiopolis, Illinois, with Formosa Plastics Corporation, Delaware, for the plant and working capital, subject to adjustments. The Bankruptcy Court approved the Illiopolis transaction on March 27, 2002, and it closed on April 17, 2002, realizing net proceeds of approximately $23 million.

     The Operating Partnership continues to explore possible dispositions of the Geismar plant, but there is no assurance that a sale of this plant will be completed. The Operating Partnership began idling the Geismar plant in March, 2002, and the idlement is scheduled for completion in June 2002. On December 12, 2001, the Creditors Committee filed a motion seeking an order requiring the Debtors to abandon the assets comprising the Geismar plant. The Debtors objected to the motion. The Bankruptcy Court held an initial hearing on this motion on December 20, 2001, and the motion was subsequently withdrawn by the Creditors Committee. On April 16, 2002, the Creditors Committee filed a motion to convert the Operating Partnership Chapter 11 to a case under Chapter 7 of the Bankruptcy Code. The Bankruptcy Court denied the motion at a hearing on May 2, 2002 and management continues to oversee liquidation of the remaining assets.

General Partner Chapter 11

     On March 22, 2002, BCPM, the General Partner of the Company and the Operating Partnership, filed a voluntary petition under Chapter 11 of the Bankruptcy Code. As of the date of the filing, BCPM had cash of approximately $26 million, a claim of approximately $4 million against the Operating Partnership for repayment of borrowings under the Secondary DIP Facility, and claims of approximately $7.8 million against the Operating Partnership for unreimbursed expenses of the Company and the Operating Partnership paid by BCPM, the payment of which is subject to the approval of the Bankruptcy Court. The Operating Partnership has subsequently repaid BCPM the $4 million of borrowings under the Secondary DIP Facility.

Impact of Bankruptcy Proceedings on Unitholders

     Pursuant to its Amended and Restated Agreement of Limited Partnership, the Company is required to distribute 100% of its Available Cash as of the end of each quarter on or about 45 days after the end of such quarter to Unitholders of record as of the applicable record date and to the General Partner. "Available Cash" means generally, with respect to any quarter, the sum of all cash receipts of the Company plus net reductions to reserves established in prior quarters, less cash disbursements and net additions to reserves in such quarter. The Operating Partnership is the sole source of Available Cash for the Company. Since 1998, adverse business conditions, and during 2001 the Operating Partnership Chapter 11, have considerably reduced revenues of the Operating Partnership and caused the Operating Partnership and, in turn, the Company to have net losses. No cash distributions to Unitholders have been declared since the fourth quarter of 1997.

     In connection with the announcement of the filing of the Operating Partnership Chapter 11 in April, 2001, the Company issued a press release stating that it was unlikely that the publicly traded units of the Company would have any value following resolution of the Operating Partnership Chapter 11 process or that Unitholders would receive any distribution as a result of any asset sales or plan of reorganization. That outlook has not improved.

     As of the date of this report, sales of the Operating Partnership's assets are not expected to generate enough cash to make a distribution to Unitholders or to satisfy all of the Operating Partnership's debts. For federal income tax purposes, Unitholders take into account their allocable share of income, gains, losses, deductions and credits of the Operating Partnership (which flow to them through the Company), even if they receive no cash distribution. Sales of the Operating Partnership's assets may, and discharge of indebtedness income resulting from the anticipated nonpayment of certain of the Operating Partnership's debts will, result in the allocation of ordinary income and/or capital gain to Unitholders in 2002 or later years without receipt of a cash distribution from which to pay any tax liability. Due to income characterization differences, timing considerations and other potential factors, a Unitholder's tax liability attributable to such income and/or gain may exceed, and not be offset by, any tax benefits resulting from any losses attributable to the Unitholder's allocable share of operating results of the Operating Partnership or the Unitholder's subsequent disposition or write-off of the Company's units. The actual tax impact to a Unitholder is dependent on the Unitholder's overall tax circumstance. Unitholders should consult with their personal tax advisors regarding the federal, state, local and/or foreign tax consequences of purchasing, holding or disposing of units.

     Under the Company's Amended and Restated Agreement of Limited Partnership, the Company is to dissolve and wind up its affairs upon, among other events, the bankruptcy of the General Partner or the sale of all or substantially all of the assets and properties of the Operating Partnership. It is anticipated that the Company will be dissolved and terminated as a Delaware Limited Partnership in 2002 or thereafter. As explained above, no liquidating distribution will be made to Unitholders upon the dissolution and termination of the Company.

Forward-Looking Statements

     Certain statements in this Form 10-K, in particular, certain statements under "Item 1. Business", "Item 3. Legal proceedings" and "Item 7. Management's Discussion and

Analysis of Financial Condition and Results of Operation", are forward-looking. These can be identified by the use of forward-looking words or phrases such as "believe", "expect", "anticipate", "should", "plan", "estimate", "intend" and "potential" among others. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. While these forward-looking statements are based on the Partnership's reasonable current expectations, a variety of risks, uncertainties and other factors, including many which are outside the control of the Operating Partnership and the General Partner, could cause the actual results of the Operating Partnership and, in turn, the Company to differ materially from the anticipated results or expectations expressed or implied in such forward-looking statements. The risks, uncertainties and other factors that may affect the operations, performance, development and results of the Operating Partnership include the Operating Partnership Chapter 11, the General Partner Bankruptcy, the sale of the Operating Partnership's assets in such bankruptcy proceeding, the idling of the Geismar plant, changes in the demand or pricing of the Operating Partnership's commodity products, changes in industry production capacities, changes in the supply of and costs of natural gas and other significant raw materials, loss of business from major customers, continuing availability of post-petition financing, negative market and credit impact from the Operating Partnership Chapter 11, unanticipated expenses, substantial changes in the financial markets, labor unrest, foreign competition, major equipment failure, unanticipated results in pending legal proceedings, changes in applicable environmental, health and safety laws and regulations and other factors.

Item 2. Properties

     The following is a description of properties of the Operating Partnership as of December 31, 2001.

     Construction of the Geismar complex began over thirty years ago. Acetylene, methanol and VCM-A plants were completed in the early 1960s and ammonia and urea plants were added during the period 1965 to 1967. A VCM-E plant and a formaldehyde plant were added in the mid 1970s, a second formaldehyde plant was brought on stream in 1986, and a third formaldehyde plant was brought on stream in 1991. In 1983 Borden completed construction of a PVC resin plant at the Geismar complex. During the early 1980s, the methanol, ammonia, and urea plants were modernized, which reduced energy consumption and expanded capacity. The urea plant was further modified to produce granular rather than prill product in 1993. In 2000, the three formaldehyde plants were sold to BCI, the acetylene and VCM-A plants were idled, and the methanol, ammonia and urea plants were shut-down. The PVC resin facility at Illiopolis became operational in 1962, and was significantly upgraded in the late 1980s. The Addis Facility began operations in 1979.

     The Geismar complex is located on approximately 490 acres in Ascension Parish, Louisiana, adjacent to the Mississippi River between Baton Rouge and New Orleans. The Operating Partnership began idling the operations at the Geismar complex in March 2002 and continues to explore possible dispositions of the assets comprising the Geismar complex. The Illiopolis PVC resin facility is located on approximately 45 acres in central Illinois between Springfield and Decatur. The Operating Partnership announced on March 8, 2002, that it had executed an asset purchase agreement for the Illiopolis plant. The sale of the Illiopolis facility was completed April 17, 2002. The Addis Facility is located on approximately 40 acres of a 220 acre site adjacent to the Mississippi River, approximately 20 miles from the Geismar complex. The Addis Facility was sold on February 28, 2002.

     The following table sets forth the approximate annual capacity of each of the principal manufacturing plants at the Geismar complex and the PVC plants at Illiopolis and Addis, all of which were owned by the Operating Partnership at December 31, 2001:

                                           Annual Stated Capacity
Plants                                      (stated in millions)
------                                     ----------------------
Geismar, LA:
  PVC Resins .......................                550 lbs.
  Acetylene-based VCM ..............                320 lbs.

     Ethylene-based VCM ......................................       650 lbs.
     Acetylene ...............................................       200 lbs.
Illiopolis, IL:
     PVC Resins ..............................................       400 lbs.
Addis, LA:
     PVC Resins ..............................................       600 lbs.


Item 3.   Legal Proceedings

     The following is a description of legal proceedings involving the Operating Partnership and BCPM.

Federal Environmental Enforcement Proceeding

     On March 11, 1998, the Operating Partnership and the DOJ signed a Consent Decree to resolve the enforcement action brought by the DOJ against the Operating Partnership in October 1994. In June 1998, the U.S. District Court for the Middle District of Louisiana entered the Consent Decree, which settled and resolved the enforcement proceeding. The Consent Decree provided for a specific and detailed program of groundwater and other remediation at the Geismar facility. See "Borden Environmental Indemnity" below.

     In April 1996 and November 1997, adjoining landowners filed separate tort actions in state court asserting personal injury and property value diminution as a result of releases of hazardous materials from the Geismar complex. The Operating Partnership has reached a tentative settlement with the adjoining landowners in the amount of $0.6 million. Litigation has been stayed due to the bankruptcy proceedings.

     Because of the complex nature of environmental insurance coverage and the rapidly developing case law concerning such coverage, no assurance can be given concerning the extent to which insurance may cover environmental claims against the Operating Partnership.

Borden Environmental Indemnity

     Under the Environmental Indemnity Agreement dated as of November 30, 1987 (the "EIA"), Borden agreed, subject to certain conditions, to indemnify the Operating Partnership in respect of environmental liabilities arising from events or violations which occurred or existed prior to November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Operating Partnership (the "Transfer Date"). The Operating Partnership is responsible for certain environmental liabilities which arose after the Transfer Date. With respect to environmental liabilities that may arise from events or violations that occurred or existed both prior to and after the Transfer Date, Borden and the Operating Partnership will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the asset in question (to the extent relevant). No claims can be made under the EIA for liabilities incurred after November 30, 2002.

     The United States Environmental Protection Agency ("EPA") has objected to the motion filed by the Creditors Committee in the Operating Partnership Chapter 11 requesting abandonment of the Geismar plant by the Operating Partnership. The motion is also opposed by the Operating Partnership and BCPM. The EPA takes the position that the Debtors should not be permitted to abandon the Geismar plant unless there are appropriate assurances that the obligations of the Consent Decree will be implemented by Borden pursuant to the EIA or otherwise. Representatives of the Operating Partnership, BCPM and Borden are currently engaged in discussions seeking to resolve which obligations under the Consent Decree are subject to indemnification by Borden under the EIA. Any agreement among the Operating Partnership, BCPM and Borden regarding obligations of the parties under the Consent Decree and/or the EIA will be subject to approval by the Bankruptcy Court.

Operating Partnership Chapter 11

     The Debtors commenced the Operating Partnership Chapter 11 on April 3, 2001. Additional information relating to the Operating Partnership Chapter 11 is set forth in Part I, Item 1 of this Form 10-K under the caption "Operating Partnership Chapter 11" and in Note 2 of the Notes to Consolidated Financial Statements under the caption "Organization, Business and Proceedings under Chapter 11". Such information is incorporated herein by reference. Unsecured claims may be satisfied at less than 100% of their face value. It is impossible at this time to predict the actual recovery, if any, to which creditors of the Operating Partnership may be entitled. For information regarding the equity interests in the Company held by Unitholders, see Part I, Item 1 of this Form 10-K under the caption "Impact of Bankruptcy Proceeding on Unitholders".

General Partner Bankruptcy

     BCPM commenced the General Partner Bankruptcy on March 22, 2002. Additional information relating to the General Partner Bankruptcy is set forth in Part I,
Item 1 of this Form 10-K under the caption "General Partner Bankruptcy" and in
Note 2 the Notes to Consolidated Financial Statements. Such information is incorporated herein by reference.

Other Legal Proceedings

     The Operating Partnership manufactures, distributes and uses many different chemicals in its business. As a result of its chemical operations the Operating Partnership is subject to various lawsuits in the ordinary course of business which seek compensation for physical injury, pain and suffering, costs of medical monitoring, property damage and other alleged harm. New or different damage claims arising from the Operating Partnership's various chemical operations may be made in the future.

     In addition, the Operating Partnership is subject to various other legal proceedings and claims which arise in the ordinary course of business. The management of the Operating Partnership believes, based upon the information it presently possesses, that the realistic range of liability to the Operating Partnership of these other matters, taking into account the Operating Partnership's insurance coverage, including its risk retention program, and the Indemnity Agreement with Borden, would not have a material adverse effect on the financial position or results of operations of the Operating Partnership. Many of the claims that are asserted in these other legal proceedings are subject to the automatic stay provided in the Bankruptcy Code and may eventually be resolved as part of the Operating Partnership Chapter 11.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter of 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     Part II

Item 5.   Market for the Registrant's Common Equity and Related
                               Stockholder Matters

     The New York Stock Exchange suspended trading of the Common Units on April 4, 2001, and the Securities and Exchange Commission by order dated May 17, 2001, granted the application of the New York Stock Exchange to remove the Common Units from listing and registration on the Exchange effective May 18, 2001. The high and low sales prices for the Common Units traded on the New York Stock Exchange on April 3, 2001, were $0.70 and $0.63, respectively. Since April 4, 2001, Common Units have traded in the over-the-counter market. As of December 31, 2001, there were approximately 16,000 holders of record of Common Units.

     The following table sets forth the 2001 and 2000 quarterly Common Unit data. The transaction prices for the first quarter of 2001 and the four quarters of 2000 are the high and low sales prices quoted on the New York Stock Exchange. The transaction prices for the over-the-counter market for the second, third and fourth quarters of 2001 are high and low closing bid quotations obtained from Pink Sheets LLC, which compiles information from sources it believes to be reliable but does not guarantee the accuracy of such information nor warrant its use for any purpose. The over-the-counter quotations represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                        2001 Quarters
                                             ---------------------------------
                                              First   Second   Third   Fourth
                                             ------   ------   -----   ------

  Cash distributions declared                $ 0.00   $ 0.00   $ 0.00  $  0.00
  Market price range:
    High                                      1.187    0.065    0.038    0.017
    Low                                       0.620     0.01    0.015   0.0015



                                                       2000 Quarters
                                             ---------------------------------
                                              First   Second   Third   Fourth
                                             ------   -------  ------  ------
Cash distribution declared                   $ 0.00   $  0.00  $ 0.00  $ 0.00
  Market price range:
    High                                      6 1/4         5   4 5/8   2 1/2
    Low                                       4 1/4     3 1/4   1 1/2     1/2

Item 6.   Selected Financial Data

     The following table sets forth selected historical financial information for the Company for each of the five years ended December 31.


                                                    (in thousands except per Unit data, which is
                                                net of 1% General Partner interest)

                                           2001/(b)/          2000            1999           1998          1997
                                           ----               ----            ----           ----          ----
Earnings Summary:
Net revenues                               $     -          $491,055       $402,763       $372,854       $486,189
Gross profit                                     -            22,941         43,557          8,425          4,398
(Loss) from
  continuing operations                    (23,156)          (88,573)/(a)/  (12,260)       (45,803)       (42,581)
(Loss) income from
  discontinued operations                        -           (10,816)       (11,731)         5,196         48,178
                                           -------          --------       --------       --------       --------
Net (loss) income                         ($23,156)         ($99,389)/(a)/ $(23,991)      $(40,607)      $  5,597
                                           =======          ========       ========       ========       ========
Per Unit data - basic and diluted:
(Loss) per unit from
  continuing operations                    $ (0.62)         $  (2.39)      $  (0.33)      $  (1.23)      $  (1.15)
(Loss) income from
  discontinued operations                        -             (0.29)         (0.32)          0.14           1.30
                                           -------          --------       --------       --------       --------
Net (loss) income                          $ (0.62)         $  (2.68)      $  (0.65)      $  (1.09)      $   0.15
                                           =======          ========       ========       ========       ========
Cash distributions
 declared per Unit                         $     -          $      -       $      -       $      -       $   0.15

Financial Statistics:

Current assets                             $     -          $156,890       $152,391       $110,485       $149,368
Current liabilities                          2,952            88,648         87,010         58,776         85,034
Property and equipment, net                      -           190,415        269,260        288,300        290,200
Total assets                                     -           388,837        480,851        461,696        500,186
Long-term debt                                   -           272,410        263,200        251,800        225,000
Total partners' capital                     (4,065)           19,091        118,480        142,471        183,078
Capital expenditures                             -            13,587         18,328         31,788         19,426
Depreciation                                     -            36,350         36,514         33,369         48,569
Interest expense                               152            27,516         25,040         23,084         20,898

(a) Includes a $58,083 charge for impairment of long-lived assets and other charges.
(b) As a result of the Operating Partnership's bankruptcy filing, the Company no longer consolidated the Operating Partnership, effective January 1, 2001.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Introduction

On April 3, 2001, the Operating Partnership and its wholly owned subsidiary BCP Finance Corporation, (the "Debtors") filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code, 11 U.S. C. 101-1330 in the United States Bankruptcy Court for the District of Delaware under case number 01-1268
(RRM) and 01-1269 (RRM) ("The Operating Partnership Chapter 11 case"). The Operating Partnership Chapter 11 cases have been procedurally consolidated for administrative purposes only. The Debtors are currently acting as debtors-in-possession pursuant to the Bankruptcy Code.

Under the Company's Amended and Restated Agreement of Limited Partnership, the Company is to dissolve and wind up its affairs upon, among other events, the bankruptcy of the General Partner or the sale of all or substantially all of the assets and properties of the Operating Partnership. It is anticipated that the Company will be dissolved and terminated as a Delaware Limited Partnership in 2002 or thereafter.

During the fourth quarter 2001, the Operating Partnership began accepting bids for the sale of substantially all of its assets. An asset purchase agreement was entered into on December 21, 2001 for the sale of the Addis facility and the plant was subsequently sold in February 2002. Its Illiopolis facility was sold in April 2002 and the remaining facility, Geismar, began to be idled in March 2002 and is expected to be completed by June 2002. The Operating Partnership continues to explore possible dispositions of the Geismar plant.

As a result of the expected dissolution of the Company and the imminent liquidation of the Operating Partnership, the liquidation basis of accounting and financial statement presentation has been adopted by both the Company and the Operating Partnership effective December 31, 2001. The liquidation basis of accounting requires an accrual for the estimate for all liabilities related to expenses to be incurred during the wind down period. Additionally, assets and liabilities are stated at their estimated net realizable value. The estimated net realizable value of assets represents management's best estimate of the recoverable value of the assets, net of selling expenses and without consideration for the effect that the settlement of any litigation may have on the value of the assets. The assets are held at their estimated net realizable value until they are sold or liquidated. There can be no assurance, however, that the Operating Partnership will be successful in selling the assets at the estimated net realizable value.

Due to the bankruptcy filing, the Company no longer consolidates the Operating Partnership's financial results in its condensed consolidated financial statements, resulting in a change in reporting entity. As a result of this change in reporting entity, the Company has restated its fiscal 2001 results, effective January 1, 2001, to account for its investment in the Operating Partnership under the equity method. Under the equity method, the Company's share of the Operating Partnership's income or loss is recorded in earnings and as an adjustment to the Company's investment in the Operating Partnership, to the extent that the Company's investment is not reduced below zero. During the first quarter fiscal 2001, the Company's investment in the Operating Partnership was reduced to zero; therefore, further losses incurred by the Operating Partnership are no longer recognized by the Company. The Company did not recognize its 99% share of the Operating Partnership's losses amounting to $255.1 million for the year ended December 31, 2001.

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

The Company's $2.8 million gross margin tax obligation due in April 2001 was paid by BCPM, and, in return, the Company issued a demand note payable to BCPM. Certain other expenses, primarily for accounting and legal services, of approximately $3.1 million through December 31, 2001 have also been funded by BCPM. It is the position of BCPM that these expenses are reimbursable by the Operating Partnership pursuant to the Partnership Agreement and consistent with past practice; however, such reimbursement is subject to approval of the Bankruptcy Court. It is the position of BCPM that it is not required to make capital contributions or further loans to, or advances on behalf of, the Company. However, BCPM will consider making additional loans and advances upon request of the Company, taking into account the interests of its creditors, but there can be no assurance that BCPM will make further loans or advances in the future. The Partnership recorded interest of $0.2 million associated with this note.

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

Overview of Business

The Operating Partnership exited the Methanol and Derivatives and the Nitrogen Products businesses in 2000, and its revenues during 2001 were derived principally from the sale of PVC resins.

The markets for and profitability of PVC resins have been cyclical. Periods of high demand, high capacity utilization and increasing operating margins tend to result in new plant investment and increased production until supply exceeds demand, followed by periods of declining prices and declining capacity utilization and decreased margins until the cycle is repeated. In addition, markets for the Operating Partnership's products have been affected by general economic conditions, a downturn in the economy and the Operating Partnership Chapter 11. The demand for the Operating Partnership's PVC products has been primarily dependent on the construction and automotive industries.

Historically, natural gas has been a principal raw material feedstock, the price of which has been volatile in recent years. The other principal feedstocks are ethylene and chlorine. Prices for these raw materials may change significantly from year to year.

Prices for PVC improved somewhat during the first half of 1997, but then declined due to competitive market conditions experienced in the second half of 1997. Published prices for PVC during the fourth quarter of 1997 declined to an average of approximately $0.30 per pound. PVC continued to decline in 1998. General competitive conditions and reduced demand for PVC in the Far East kept downward pressure on selling prices through 1998 with the fourth quarter price in the $0.24 per pound range. Prices for PVC steadily increased each quarter in 1999, with the fourth quarter price averaging approximately $0.36 per pound. During the first half of 2000, selling prices continued to increase steadily, with prices reaching a high of approximately $0.42 per pound with strong volumes and profit margins. During the summer months, however, the demand for PVC resins declined significantly as customers took steps to control their inventory levels and due to seasonal customer plant shutdowns. Demand for PVC resins continued to be soft in the fourth quarter of 2000 and into 2001 as general economic conditions weakened the demand for construction and automotive applications. As a result, selling prices for PVC resins decreased every month over the second half of 2000 and continued to decline in 2001. When combined with lower sales volumes due to decreased demand and increased raw material and energy costs due to the significant increases in the cost of natural gas, the Operating Partnership incurred negative profit margins from PVC Products over the second half 2000, and throughout 2001.

Results of Operations

2001 Compared to 2000

Total Revenue

Total revenue during the year 2001 decreased $145.6 million or 29.6% to $345.5 million from $491.1 million in 2000. The decrease in revenues is attributed to a decrease in average selling prices and volumes in PVC resins. Selling prices and volume decreases are the result of a decreased demand in the marketplace.

Cost of Goods Sold

Total cost of goods sold decreased $77.8 million to $390.3 million in the current year from $468.1 million last year. The decrease in total cost of goods was due to a decrease in sales volumes and increased raw materials prices. Expressed as percent of revenue, cost of goods sold in 2001 was 113.0% in the current period versus 95.3% in the prior period.

As a result of the changes in revenues and cost of goods sold, the contributing margin from continuing operations declined to a negative margin of $44.8 million in 2001 from a positive margin of $22.9 million for 2000.

Impairment of Long-lived Assets and Other Charges

An impairment charge of $154.1 million was recorded during 2001 to write-down to fair value long-lived assets associated with the Geismar Addis and Illiopolis facilities in accordance with FAS 121 "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of" as the Company's estimates of future undiscounted cash flows associated with these facilities no longer recovered the asset's carrying value. Estimates of future undiscounted cash flows were lowered during the third and fourth quarter as a result of several factors including the expected loss of a significant customer contract, continued deterioration in the overall economy, and an extended forecast in the expected upturn of the PVC industry from previous projections. The fair value of the assets was estimated by management based on various sources including binding or non-binding bids or offers from third parties, other discussions with third parties, and an independent asset valuation.

In the year ended December 31, 2001, the Company severed 101 employees, at an expense of $3.6 million. The Company continues to pay 75% of the cost of medical and dental insurance for severed employees for up to six months after termination. This will continue as long as the Company has the ability to provide and maintain a group medical plan.

In July 2001, the court approved a Severance Plan designed to retain key non-union employees whereby employees will receive severance benefits which vary based on years of service. The plan also provided for stay bonus payments. As a result of the imminent liquidation of the Operating Partnership, it was determined that payment of severance under the Plan to the remaining employees was probable. As a result, additional severance costs in the amount of $9.5 million were accrued in the fourth quarter 2001. These employees were terminated in 2002 and received severance payments in accordance with the plan. Additionally, stay bonuses of $2.3 million were expensed as incurred during 2001.

The Company accrued $12.2 million for estimated closure costs associated with the Geismar facility and costs associated with rejecting rail car leases.

In December 2000, the Partnership idled its acetylene plant and acetylene-based VCM plant due to unfavorable economic conditions. As a result, the fixed assets and other related assets of the idled facilities were reviewed for impairment and were determined to be impaired under SFAS No. 121. As a result, the Partnership recorded a $58.1 million charge in 2000 to write these assets down to estimated fair value and to accrue for estimated losses on related purchase commitments to be made during 2001. Actual payments on the purchase commitments during 2001 amounted to $4.6 million. The excess accrual of $0.9 million was reversed into income through Impairment of Long-Lived Assets and Other Charges during 2001.

Interest Expense

Interest expense decreased $15.2 million compared to 2000, which is the result of lower interest rates under the Revolving Credit Facility in 2001 and the bankruptcy proceedings which precludes interest charges on the unsecured Subordinated Notes. Interest expense has been recorded for the first quarter of 2001. However, contractual interest charges on the Subordinated Notes for the period after the bankruptcy filing, which are not expected to be paid, have not been recorded.

Tax on Gross Margin

Gross margin tax expense represents a deferred tax benefit as a result of the impairment of long-lived assets. No current gross margin tax expense has been incurred or recognized during 2001 as the Partnership does not have taxable income for 2001 due to the losses incurred. Deferred tax benefits were not provided for 2001 tax losses, as it is unlikely that such benefits will be realized in the future.

Other Income and Expense

Other expense during 2001 was $2.4 million as compared to income of $3.2 million for the same period last year. The change was largely due to accruals for sales tax assessments of $2.5 million, a decrease in non-operating revenues of $1.1 million, and reduced interest income of $0.3 million as a result of the bankruptcy filing.

Reorganization Items

Professional fees during 2001 related to the reorganization proceedings were $7.5 million compared to no expense for the same period last year. Debt issuance costs of $3.8 million associated with the $200 million of Subordinated Notes were written off in the second quarter of 2001, in accordance with SOP 90-7 as a result of the bankruptcy proceedings.

Net Loss from Continuing Operations

The net loss for 2001 was $276.9 million compared to a $87.6 million loss for 2000. As discussed above, the primary reasons for the decline were decreased sales volumes and selling prices for PVC resins and an impairment of fixed assets and other closure related costs discussed above.

Loss from Discontinued Operations

The Partnership exited the Methanol and Derivatives and the Nitrogen Products business in 2000, and its revenues are now derived principally from the sale of PVC resins. A net loss from discontinued operations of $10.8 million was incurred for 2000. Depressed selling prices for Methanol, Ammonia and Urea caused the continued losses from the discontinued businesses. A net gain of $1.4 million was recognized during 2000 on the sale of the Partnership's formaldehyde and related assets.

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

Cost of Goods Sold

     Total cost of goods sold increased to $468.1 in 2000 from $359.2 million in 1999. Expressed as a percentage of total revenues, cost of goods sold increased in 2000 to 95% compared to 89% in 1999.

     Gross profit for PVC Polymer Products declined to $22.9 million in 2000 from $43.6 million in 1999. Increased costs of chlorine and natural gas during 2000 more than offset the increased average selling prices of PVC resins during the year.

Impairment of Long-lived Assets

     In December 2000, the Partnership idled its acetylene plant and acetylene-based VCM plant due to unfavorable economic conditions. As a result, the fixed assets and other related assets of the idled facilities were reviewed for impairment and were determined to be impaired under SFAS No. 121. As a result, the Partnership recorded a $58.1 million charge in 2000 to write these assets down to fair value and to accrue for estimated losses on related purchase commitments to be made during 2001.

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

Loss from Continuing Operations

     The loss from continuing operations incurred by the Partnership was $87.6 million vs. $12.0 million in 1999. As discussed above, the loss was due to declines in gross margin and the impairment charge recorded to write-down the carrying value of long-lived assets.

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

Liquidity and Capital Resources

Cash Flows from Operations

Cash provided by operations for the year 2001 totaled $15.2 million compared to uses of $19.2 million in 2000, primarily due to favorable changes in inventories, receivables and payables as a result of the bankruptcy filing, offset by payments for professional fees associated with the Chapter 11 proceedings.

Cash Flows from Investing Activities

Capital expenditures totaled $11.6 million and $13.6 million for 2001 and 2000, respectively. The Partnership had a 50% interest in a 200 million pound stated annual capacity acetylene plant at the Geismar complex, with the remaining 50% interest held by BASF Corporation. The Partnership purchased BASF's interest in the acetylene plant in January 2000 for $15.9 million, $8.2 million of which was paid in the first quarter 2000 and the remaining balance was paid in July 2000. Proceeds from a note receivable from the sale of the formaldehyde business of $9.7 million were collected in the first quarter of 2001.

Cash Flows from Financing Activities

Net repayments of long-term borrowings were $12.4 million in 2001 compared to net borrowings of $9.2 million in 2000. In 2001, a $1.4 million refinancing payment was made on the Primary DIP facility.

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

The Primary DIP Facility, which received final Approval of the Bankruptcy Court on July 11, 2001, provides the Operating Partnership with a revolving line of credit in an aggregate amount not to exceed $100 million, subject to borrowing base limitations and bears interest at the Alternate Base Rate plus 1.25%. The Operating Partnership has used amounts borrowed under the Primary DIP Facility for its ongoing working capital needs and for certain other purposes of the Operating Partnership as permitted by that facility. The Operating Partnership granted a security interest to the DIP Lenders in substantially all of the Operating Partnership's assets as security for its obligations under the Primary DIP Facility. All obligations under the Primary DIP Facility are afforded "super-priority" administrative expense status in the Operating Partnership Chapter 11 case. The Primary DIP Facility matured on March 31, 2002, but the lenders agreed, and the Bankruptcy Court approved, the extension of the maturity date to April 30, 2002. The Primary DIP Facility was paid in full on April 18, 2002.

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

Further negotiations between the Operating Partnership and BCPM occurred, and the parties agreed to revisions to the terms of the proposed Secondary DIP Facility. The Debtors sought interim approval of the revised Secondary DIP Facility. Subject to the terms and conditions of the Secondary DIP Facility, BCPM has agreed to makes loans to the Operating Partnership through March 31, 2002, in an aggregate amount not to exceed $10 million for working capital, other general corporate purposes and to make payments on the Primary DIP Facility. The loans are unsecured, bear interest at the Alternate Base Rate specified in the Primary DIP Facility plus 2.75% and originally matured on March 31, 2002. The Creditors Committee also objected to the revised Secondary DIP Facility. After a hearing, the Bankruptcy Court entered an order on December 20, 2001, granting interim approval to $5 million in loans under the Secondary DIP Facility. In 2002, the Operating Partnership has had to make borrowings under the Secondary Facility which amounts have been subsequently repaid.

On March 22, 2002, BCPM filed a motion in the General Partner Bankruptcy requesting authority to extend the maturity date of the Secondary DIP Facility and approval of the second $5 million of lending authority under the Secondary DIP Facility. This motion was approved by the Bankruptcy Court on March 27, 2002. Subsequently, BCPM filed a further motion seeking authority to lend the Operating Partnership up to $6 million (with sub-limits on the use of funds to pay ordinary costs of administration and severance) after expiration of the Secondary DIP Facility on April 30. The Bankruptcy Court entered a "bridge order" on April 24, 2002, authorizing such lending until May 23, 2002, at which time the court authorized loans of up to $4.5 million to the Operating Partnership through June 30, 2002. The maturity date has been further extended to July 17, 2002. There can, however, be no assurance that BCPM will be authorized by the Bankruptcy Court to make further loans to the Operating Partnership or that the Operating Partnership will be authorized by the Bankruptcy Court to make further borrowings from BCPM.

On March 22, 2002, BCPM, the General Partner of the Company and the Operating Partnership, filed a voluntary petition under Chapter 11 of the Bankruptcy Code. As of the date of the filing, BCPM had cash of approximately $26 million, a claim of approximately $4 million against the Operating Partnership for repayment of borrowings under the Secondary DIP Facility, and claims of approximately $7.8 million against the Operating Partnership for unreimbursed expenses of the Company and the Operating Partnership paid by BCPM, the payment of which is subject to the approval of the Bankruptcy Court. The Operating Partnership has subsequently repaid BCPM the $4 million of borrowings under the Secondary DIP Facility.

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

The Operating Partnership explored various strategic alternatives, including possible mergers or joint ventures or a sale or sales of substantially all of its assets. These strategies have been announced by the Company and the Debtors to the public, creditors and the Bankruptcy Court in various public filings, press releases and pleadings. Prior to the filing of the Operating Partnership Chapter 11 case, the Operating Partnership had retained Taylor Strategic Divestitures Corporation ("Taylor") to provide investment-banking services in connection with its attempts to complete an asset sale or other transaction. On September 28, 2001, the Bankruptcy Court entered an order approving the Debtors' retention of Taylor and a fee structure for its services.

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

The Operating Partnership announced on March 8, 2002, that it had executed an asset purchase agreement for the plant at Illiopolis, Illinois, with Formosa Plastics Corporation, Delaware. The Bankruptcy Court approved the Illiopolis transaction at a hearing on March 27, 2002. The transaction closed on April 17, 2002, realizing net proceeds of approximately $23 million.

The Operating Partnership continues to explore possible dispositions of the Geismar plant, but there is no assurance that a sale of the plant will be completed. The Operating Partnership began idling the Geismar plant in March 2002, and the idlement is scheduled for completion in June 2002. On December 12, 2001 the Creditors Committee filed a motion seeking an order requiring the Debtors to abandon the assets comprising the Geismar plant. The Debtors objected to the motion. The Bankruptcy Court held an initial hearing on this motion on December 20, 2001, and the motion was subsequently withdrawn by the Creditors Committee. On April 16, 2002, the Creditors Committee filed a motion to convert the Operating Partnership Chapter 11 to a case under Chapter 7 of the Bankruptcy Code. The Bankruptcy Court denied the motion at a hearing on May 2, 2002 and management continues to oversee liquidation of the remaining assets.

Management has taken several initiatives to improve liquidity, including idling unprofitable or high cost assets and production facilities, wage freezes and reductions in-force. At this time, sales of Operating Partnership assets are not expected to generate enough cash to make a distribution to unit holders of the Company or to satisfy all of the Operating Partnership's debts.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Management believes the following accounting principles are the most critical because they involve the most significant judgments, assumptions and estimates used in preparation of the financial statements:

     . Liquidation Basis Adjustments - The preparation of financial statements on the liquidation basis of accounting requires accruals to be established for estimates of costs to be incurred during the wind-down period and for all assets and liabilities to be reported at their estimated net realizable values. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in liquidation. There can be no assurance that the assets will be sold at their estimated net realizable values, or that costs incurred during the wind-down period will not differ significantly from their estimated amounts.

     . Claims and Contingencies - The Company and the Operating Partnership is subject to various claims and contingencies related to lawsuits, taxes, and other matters arising out of the normal course of business. The financial statement treatment of claims and contingencies is based on management's view of the expected outcome of the applicable claim or contingency. Management consults with legal counsel on matters related to litigation and seeks input from other experts both within and outside the Company with respect to matters in the ordinary course of business. The Company accrues a liability if the likelihood of an adverse outcome is probable and the amount is estimable.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard No. 141, "Business Conditions". This statement requires that all business combinations in the scope of this statement are to be accounted for using one method, the purchase accounting method. Also in June 2001, the FASB issued Statement of Accounting Standard No. 142, "Goodwill and Other Intangible Assets". This statement addresses how intangible assets that are acquired individually or within a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. These statements currently would not have an impact on the Company's financial statements.

In August 2001, the FASB issued Statement of Accounting Standard No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". This standard is effective for fiscal years beginning after June 15, 2002. The Statement would require that (1) an existing legal obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred and the amount of the liability be initially measured at fair value (2) an entity recognize subsequent changes in the liability that result from (a) the passage of time and (b) revisions in either the timing or amount of estimated cash flows; and (3) upon initially recognizing a liability for an Asset Retirement Obligation, an entity capitalized the cost by recognizing an increase in the carrying amount of the related long-lived asset. The Partnership does not believe this statement will have a material impact on the Company's financial statements.

In October 2001, the FASB issued Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard is effective for fiscal years beginning after December 15, 2001. The Statement addresses issues relating to the implementation of FASB Statement No. 121 (FAS
121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Partnership does not believe this standard will have a material impact on the Company's financial statements.

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates Statement 4 and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. SFAS No. 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company does not believe this statement will have a material impact.


Item 7-A Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk - The Primary DIP Facility provides up to $100 million under a revolving credit agreement with Fleet Capital Corporation. Interest on borrowings under the revolving credit facility is determined, at the Operating Partnership's option, either at LIBOR plus 3% or Base Rate plus 1.25%. At December 31, 2001, borrowings under the facility were $60.0 million. The Primary DIP Facility was paid in full on April 18, 2002.

The Partnership is exposed to swings in the LIBOR or Base rates. A change of 1.00% in the applicable rate would change the Partnership's annual interest cost by approximately $0.6 million based on the borrowings at December 31, 2001.

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

Item 8.   Financial Statements and Supplementary Data

                                                                     Sequential
Index to Financial Statements                                           Page
-----------------------------                                        ----------

  Report of Independent Accountants                                     43
  Statement of Liabilities in Liquidation as of
    December 31, 2001                                                   44
  Consolidated Balance Sheet as of December 31, 2000                    45
  Consolidated Statements of Operations for the years
    ended December 31, 2001, 2000, and 1999                             46
  Consolidated Statements of Cash Flows for the years
    ended December 31, 2001, 2000, and 1999                             47
  Consolidated Statements of Changes in Partners'
    Capital for the years ended December 31, 2001, 2000,
    and 1999                                                            48
  Notes to Consolidated Financial Statements                            49

  Financial Statement Schedule:
     II - Valuation and Qualifying Accounts for the years
            ended December 31, 2001, 2000, and 1999                     68

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

    Each of the Company and the Operating Partnership is a limited partnership (of which BCPM is the General Partner) and has no directors or officers. The directors, officers and employees of the General Partner and Borden perform management and non-supervisory functions for the Company and the Operating Partnership.

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

                                                                     Age on    Served in
          Name                     Position and Office with         Dec. 31     Present
                                       General Partner                2001      Position
                                                                                  Since
----------------------------------------------------------------------------------------------
William H. Carter           Director and Chairman                      48         2000
Mark J. Schneider           Director, President and Chief
                            Executive Officer                          56         2000
William F. Stoll, Jr.       Director and Vice Chairman                 53         2001
E. Linn Draper, Jr.         Director                                   59         1996
Edward H. Jennings          Director                                   64         1989
George W. Koch              Director                                   75         1987
Ronald P. Starkman          Director                                   47         1998
Ronald Bryan                Vice President- Sales and Marketing        49         2000
Marshall D. Owens, Jr.      Vice President - Manufacturing             58         1997
Robert R. Whitlow, Jr.      Vice President, Treasurer and Chief
                            Financial Officer                          53         2001

    William H. Carter, Chairman, has been a director of BCPM since 1995. He was named Chairman of the Board of Directors in January 2000 and acted as interim President and Chief Executive Officer from January to June 2000. He is also Executive Vice President and Chief Financial Officer of Borden Chemical, Inc., (formerly Borden, Inc.), a position he has held since April 1995. He is also a Director of Borden Chemical, Inc., AEP Industries, Inc. and WKI Holding Company, Inc

    Mark J. Schneider was elected a Director, President and Chief Executive Officer of BCPM June, 2000. Prior to that, from 1992 to September 2000, he was Vice President Olefins and Vinyls for CONDEA Vista Company (now SASOL North America).

    William F. Stoll, Jr. has been a director of BCPM since 1996. He was elected Vice Chairman of BCPM in February 2001. He was elected Senior Vice President and General Counsel of Borden, Inc., (now Borden Chemical, Inc.) effective July 1996 and promoted to Executive Vice President and General Counsel in December 2000. Prior to joining Borden, he was Vice President and Deputy General Counsel of Westinghouse Electric Corporation, a position he held since January 1993. He is also a Director of AEP Industries, Inc. and Borden Chemical, Inc.

    E. Linn Draper, Jr. has been a director of BCPM since 1996. He is Chairman, President and Chief Executive Officer of American Electric Power Company, Inc. and American Electric Power Service Corporation, positions he has held since 1993. He is a member of the Independent/Audit Committee.

    Edward H. Jennings has been a director of BCPM since 1989. He is also a professor and President Emeritus of The Ohio State University. He served as president of The Ohio State University from 1981 to 1990. Mr. Jennings is also a director of Lancaster Colony, Inc. He is a member of the Independent/Audit Committee.

    George W. Koch has been a director of BCPM since 1987. He has been Of Counsel, in the law firm of Kirkpatrick & Lockhart since January 1992. Prior to that he was a partner of Kirkpatrick & Lockhart since April 1990. He is a member of the Independent/Audit Committee.

    Ronald P. Starkman has been a director of BCPM since 1998. He is Treasurer of Borden Chemical, Inc. (formerly Borden, Inc.), a position he has held since November 1995.

    Ronald Bryan was elected Vice President Sales and Marketing of BCPM effective October 25, 2000. Prior thereto he held various management positions with CONDEA Vista Company (now SASOL North America) from July 1996 to October 2000. He was terminated from the Company April 30, 2002.

    Marshall D. Owens, Jr. is Vice President of Manufacturing for BCPM, a position he has held since October 1997. Prior thereto, he served as Director of Manufacturing since 1993.

    Robert R. Whitlow, Jr. was elected a Vice President, Treasurer and Chief Financial Officer of BCPM effective February 1, 2001. Prior to joining the Company he was a consultant with Paul L. Comstock Co., investment advisors. From 1994 to 1999 he was Manager of Finance and Treasurer of CONDEA Vista Company (now SASOL North America).

    Section 16(a) Beneficial Ownership Reporting Compliance
           No Disclosure Required.

Item 11.  Executive Compensation

The Company has no directors or officers. The directors and officers of BCPM receive no direct compensation from the Company or the Operating Partnership for services to the Company and the Operating Partnership. Under the Amended and Restated Partnership Agreement, the Operating Partnership is to reimburse BCPM for all direct and indirect costs incurred by BCPM in managing the Company and the Operating Partnership.

The following table sets forth all cash compensation paid and accrued by BCPM for services rendered during the periods indicated by the Chief Executive Officer and the three other executive officers of BCPM as of December 31, 2001 (the "Named Executive Officers").

-------------------------------------------------------------------------------------------------------------------------------
                                                             SUMMARY COMPENSATION TABLE
===============================================================================================================================
                                                                                       LONG TERM
                                                          ANNUAL COMPENSATION         COMPENSATION
                                                          =====================================================================
                                                                                         AWARDS
                                                                                ===============================
NAME AND                                                           OTHER ANNUAL        SECURITIES UNDERLYING        ALL OTHERS
PRINCIPAL                                SALARY         BONUS      COMPENSATION /(2)/      OPTIONS/LSAR           COMPENSATION/(3)/
POSITION                       YEAR       ($)           ($)            ($)                     (#)                      ($)
-----------------------------------------------------------------------------------------------------------------------------------
M.J. SCHNEIDER                 2001     358,333    /(4)/ 135,000       8,856                         0                 15,453
President and CEO              2000     161,538    /(1)/  86,735      43,790                   225,000                 12,532
-----------------------------------------------------------------------------------------------------------------------------------
R.R. WHITLOW, JR.              2001     207,575    /(4)/  67,500       7,318                         0                  4,973
VP, Chief Financial Officer
and Treasurer
-----------------------------------------------------------------------------------------------------------------------------------
R. BRYAN                       2001     191,250    /(4)/  67,500           0                         0                  6,375
VP, Sales and Marketing
-----------------------------------------------------------------------------------------------------------------------------------
M.D. OWENS, JR.                2001     209,100    /(4)/  75,000                                     0                 15,757
V.P. - Manufacturing           2000     193,475           25,000           0                   109,000                 18,082
                               1999     172,425          160,474                                 8,000
-----------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Schneider's signing bonus was used to purchase units of BCP.
(2) Amounts shown in this column represent reimbursements for tax payments.
(3) Amounts shown in this column as All Other Compensation consist of matching company contributions to the Retirement Savings Plan and the executive supplemental benefit plans.
(4) Amounts represent retention bonuses paid pursuant to the Key Employees Retention Bonus and Severance Plan approved by the Delaware Bankruptcy Court.

    No options to purchase units or unit appreciation rights ("UARs") were granted during 2001. The following table provides information on the value of unexercised UAR's and phantom units held by the Named Executive Officers at December 31, 2001.

              Aggregated Options/SAR Exercises in Last Fiscal Year
                     and Fiscal Year-End Options/SAR Values

====================================================================================================
                            Number of Securities                   Value of Unexercised
                            Underlying Unexercised                 In-the-Money
                            Options/UARs At                        Options/UARs
                            Fiscal Year-End (#)                    At Fiscal Year-End ($)
----------------------------------------------------------------------------------------------------
Name                        Exercisable/(1)/  Unexercisable/(1)/   Exercisable      Unexercisable
----------------------------------------------------------------------------------------------------

M.J. Schneider                     0             225,000                 (2)                (2)

----------------------------------------------------------------------------------------------------

R.R. Whitlow, Jr.                  0                   0                 (2)                (2)

----------------------------------------------------------------------------------------------------

R. Bryan                           0                   0                 (2)                (2)

----------------------------------------------------------------------------------------------------

M.D. Owens                    17,018             113,000                 (2)                (2)

====================================================================================================

/(1)/ Includes UARs and phantom units.
/(2)/ None of the UARs were in-the-money as of December 31, 2001.

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

    The total projected annual benefits payableunder the formulas of the ERIP at age 65 without regard to the Section 415 or 401(a)(17) limits and recognizing supplemental pensions as described above, are as follows for the above Named Executive Officers: M.J. Schneider - $30,297, R.R. Whitlow, Jr. - $21,487, R. Bryan - $27,342, and M. D. Owens, Jr. - $36,649.

Compensation Committee Interlocks and Insider Participation

    M.J. Schneider, President and Chief Executive Officer, participates in deliberations concerning executive officer compensation; however, all executive compensation decisions are made by the Independent Committee of the Board of Directors of BCPM.

Compensation of Directors

    During 2001 the three independent directors of BCPM received a retainer of $15,000 per year plus a fee of $1,000 for each BCPM Board meeting attended. The Board functions in part through its Independent Committee. The three non-employee members of this committee are paid a meeting fee of $800 for each committee meeting attended. During 2001, the Board met 14 times, and the Independent Committee met three times.

Employment Contracts, Termination of Employment and Changes-in-Control Arrangements

    On August 1, 2001, the Bankruptcy Court approved, in the Operating Partnership Chapter 11, an employee retention and severance plan (the "Retention Plan"), including the Named Executives. Under the Retention Plan, the Named Executives are eligible to receive retention bonuses as follows: M.J. Schneider
- $270,000, R.R. Whitlow, Jr. - $135,000, R. Bryan - $135,000, and M.D. Owens -
$150,000; 50% of the retention bonuses was paid to each of the Named Executives in 2001, and the remaining 50% is payable on the occurrence of certain events, including the sale of substantially all of the Operating Partnership's assets. In addition, if employment is involuntarily terminated for reasons other than death, disability, retirement or cause, the Named Executives are eligible to receive severance benefits as follows: M.J. Schneider - 12 months' salary, R.R. Whitlow, Jr. - 9 months' salary, R. Bryan - 12 months' salary, and M.D. Owens - 9 months' salary.

    Mr. Schneider is also entitled, under the terms of his employment, to a similar severance benefit of salary and medical/dental benefits for 12 months in the event he is terminated without cause within 24 months of his employment date.

    Mr. Bryan is also entitled, under the terms of his employment, to a similar severance benefit of salary and medical/dental benefits for 12 months in the event he is terminated without cause within 24 months of his employment date.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Since the Partnership is managed by its General Partner and has no Board of Directors, there are no "voting securities" of the Partnership outstanding within the meaning of Item 403(a) of Regulation S-K and Rule 12b-2 under the Securities Exchange Act of 1934.

     Based on a review of filings made with the Securities and Exchange Commission, the Partnership is not aware of any beneficial owner of more than five percent of the outstanding units, as of March 1, 2002.

Securities Ownership of Management

     The following table shows for (i) each director, (ii) each Named Executive Officer and (iii) all directors and executive officers as a group, the beneficial ownership of Units as of March 1, 2002.

Name of Beneficial Owner                    Units      Percent of Units Held
------------------------                    -----      ---------------------

Mark J. Schneider                           50,700                *
George W. Koch                              20,700                *
Edward H. Jennings                           1,000                *
William H. Carter                            1,000                *
Ronald P. Starkman                               0                0
E. Linn Draper, Jr.                              0                0
William F. Stoll, Jr.                            0                0
Robert R. Whitlow, Jr.                           0                0
Marshall D. Owens, Jr.                          30                *
Ronald Bryan                                     0                0

All directors and executive officers        73,430                *
 as a group

* Represents less than 1% of the outstanding units.

Item 13. Certain Relationships and Related Transactions

     The Company and the Operating Partnership are managed by BCPM, subject to orders of the ankruptcy Court, pursuant to the Amended and Restated Partnership Agreement of the Company and the Amended and Restated Partnership Agreement of the Operating Partnership, respectively. Neither the Company nor the Operating Partnership directly employs any of the persons responsible for managing or operating the business of the Operating Partnership, but instead relies on the officers and employees of the General Partner and of Borden who provide support to or perform services for the General Partner and reimburses the General Partner or Borden (on its own or on the General Partner's behalf) for their services. Note 7 of Notes to Consolidated Financial Statements of the Partnership contained on pages 55-56 and Note 4 of Notes to Consolidated Debtor-in-Possession Financial Statements of the Operating Partnership, contained on pages 66 - 68 of this Form 10K Annual Report contain information regarding certain relationships and related transactions.

     As of the filing of the Operating Partnership Chapter 11 on April 3, 2001, the General Partner was the payee of a Demand Note dated November 30, 1987, from Borden in the original principal amount of $37.5 million. Subsequently, the General Partner made a series of demands on the Demand Note, applying such principal payments and interest received on the Demand Note to pay taxes and other expenses of the Company and the Operating Partnership. On January 24, 2002, the General Partner made demand on Borden for payment of the remaining principal due on the Demand Note and accrued interest in the aggregate amount of approximately $32.4 million. On January 29, 2002 Borden transmitted a payment of approximately $24.2 million to the General Partner, stating that the amount represented payment in full of the Demand Note after giving effect to the set-off of obligations of the General Partner to Borden. The amount set-off against the Demand Note consisted of (i) claims in the amount of approximately $1.8 million relating to a Rail Car Sublease Agreement between Borden and the Operating Partnership (the "Rail Car Obligations"), (ii) claims in the amount of approximately $5.6 million relating to a Utilities and Services Agreement between Borden and the Operating Partnership (the "Utilities and Services Agreement Obligations"), (iii) claims in the amount of approximately $648,000 relating to obligations of the General Partner for participation of certain of its employees in Borden's Executive Supplemental Pension Plan (the "ESPP Obligations"), and (iv) claims in the amount of approximately $77,000 for various administrative expenses incurred by Borden on behalf of the Operating Partnership (the "Miscellaneous Obligations"). The General Partner, through the Independent Committee and its legal counsel, negotiated a resolution of the dispute over the set-off amounts with Borden. Effective March 7, 2002, the General Partner, with the authorization of the Independent Committee, entered in a Settlement Agreement and Release with Borden pursuant to which the General Partner agreed that Borden had a valid and enforceable right to set-off the Rail Car Obligations, ESPP Obligations and Miscellaneous Obligations against amounts due under the Demand Note, and Borden relinquished its right to set-off the Utilities and Services Agreement Obligations and paid approximately $5.6 million (plus $27,000 in accrued interest) to the General Partner in full satisfaction of the Demand Note.

     Under the Environmental Indemnity Agreement dated as of November 30, 1987 (the "EIA"), Borden agreed, subject to certain conditions, to indemnify the Operating Partnership in respect of environmental liabilities arising from events or violations which occurred or existed prior to November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Operating Partnership. Representatives of the Operating Partnership, the General Partner and Borden are currently engaged in discussions seeking to resolve which obligations under the Consent Decree are subject to indemnification by Borden under the EIA. See "Item 3 - Legal Proceedings."

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

             a. The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated April 5, 2002 are contained on pages 43 through 67 of this Form 10-K Annual Report.

      2.  Financial Statement Schedule

             II - Valuation and Qualifying Accounts for the years ended December
                31, 2001, 2000 and 1999 is contained on page 68 of this Form 10-K Annual Report.

      3.  Exhibits

          Management contracts, compensatory plans and arrangements are listed herein at Exhibits 10.40.

             2.1/(1)/ Asset Transfer Agreement dated as of August 12, 1994 and amended as of January 10, 1995, and March 16, 1995, between the Borden Chemicals and Plastics Operating Limited Partnership (the "Operating Partnership") and Occidental Chemical Corporation ("OxyChem") and the forms of VCM Supply Agreement and PVC Tolling Agreement annexed thereto

             3.1/(2)/  Restated Certificate of Incorporation of BCPM

             3.2/(3)/  Amended by-laws of BCPM

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

             4.4/(6)/ First Amendment to Rights Agreement between the Partnership and Harris Trust and Savings Bank, as Rights Agent, dated as of August 14, 1997.

             10.1/(10)/   Revolving Credit Agreement, dated March 31, 2000,
                          between the Operating Partnership and Fleet Capital
                          Corporation, as Agent and as a lender, and other lenders.

             10.2/(3)/    Conveyance and Transfer Agreement Dated as of June 27,
                          2000 by and between the Operating Partnership and Borden Chemical, Inc.

             10.3/(14)/   Utilities and Service Agreement dated as of July 28,
                          2000 by and between Borden Chemical, Inc. and the Partnership

             10.4/(14)/   Barge Dock Agreement dated as of July 28, 2000 by and
                          between Borden Chemical, Inc. and the Partnership

             10.5/(14)/   Environmental Indemnity Agreement dated as of July 28,
                          2000 by and between Borden Chemical, Inc. and the Partnership

             10.6/(14)/   Control Room Agreement dated as of July 28, 2000 by
                          and between Borden Chemical, Inc. and the Partnership

             10.7/(14)/   Amendment to Intercompany Agreement dated July 28,
                          2000 by and among the Partnership, the Company, Borden, Inc. and the General Partner

             10.8/(14)/   Ground Lease dated as of July 28, 2000 by and between
                          Borden Chemical, Inc. and the Partnership

             10.9/(14)/   Mutual Release and Termination Agreement dated as of
                          July 28, 2000 by and between Borden Chemical, Inc. and the Partnership

             10.10/(14)/  Act of Declaration of Separate Ownership dated as of
                          July 28, 2000 and recorded as of August 2, 2000 executed by the Partnership and acknowledged by Borden Chemical, Inc.

             10.12/(7)/   Service Agreement, dated as of November 30, 1987,
                          between Borden and the Operating Partnership

             10.13/(7)/   Intercompany Agreement, dated as of November 30, 1987,
                          among Borden, BCPM, the Partnership and the Operating
                          Partnership

             10.14/(4)/   Borden and BCPM Covenant Agreement, dated as of
                          December 15, 1988, among Borden and the Partnership

             10.15/(7)/   Use of Name and Trademark License Agreement, dated as
                          of November 30, 1987, among Borden, the Partnership and the Operating Partnership

             10.16/(7)/   Patent and Know-how Agreement, dated November 30,
                          1987, among Borden, the Partnership and the Operating
                          Partnership

             10.17/(7)/   Environmental Indemnity Agreement, dated as of
                          November 30, 1987, among the Partnership, the
                          Operating Partnership and Borden

             10.18/(7)/   Lease Agreement, dated as of November 30, 1987,
                          between the Operating Partnership and Borden

             10.19/(11)/  Restructuring Agreement, dated as of December 9, 1980, among Borden, Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.) and Monochem, Inc.

             10.20/(11)/  Amendment to Restructuring Agreement, dated as of
                          December 31, 1981, among Borden, Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.) and Monochem, Inc.

             10.21/(11)/  Restated Basic Agreement, dated as of January 1, 1982, between Borden and Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.)

             10.22/(11)/  Restated Operating Agreement, dated as of January 1,
                          1982, among Borden, Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.) and Monochem, Inc.

             10.23/(11)/  Restated Agreement to Amend Operating Agreement, dated as of January 1, 1983, among Borden, Uniroyal Chemical Company, Inc. (as successor to Uniroyal, Inc.) and Monochem, Inc.

             10.24/(11)/  Operating Agreement, dated December 14, 1984 among
                          Borden, BASF, Liquid Air Corporation ("LAC") and LAI Properties, Inc. ("LAI")

             10.25/(11)/  Amendment No. 1 to Operating Agreement, dated October
                          2, 1985, among Borden, BASF, LAC and LAI

             10.26/(4)/   Amendment No. 2 to the Operating Agreement, dated
                          February 11, 1988, among Borden, the Operating
                          Partnership, BASF, LAC and LAI

             10.27/(11)/  Second Operating Agreement, dated October 2, 1985, among Borden, BASF, LAC and LAI

             10.29/(4)/   Restated Second Operating Agreement, dated February
                          11, 1988 among Borden, the Operating Partnership,
                          BASF, LAC and LAI

             10.30/(7)/   Railroad Car Master Sublease Agreement, dated as of
                          November 30, 1987, between Borden and the Operating
                          Partnership, relating to ACF Industries, Incorporated
                          Master Service Contract

             10.31/(7)/   Railroad Car Master Sublease Agreement, dated as of
                          November 30, 1987, between Borden and the Operating
                          Partnership, relating to Pullman Leasing Company Lease of Railroad Equipment

             10.32/(7)/   Railroad Car Master Sublease Agreement, dated as of
                          November 30, 1987, between Borden and the Operating
                          Partnership, relating to Union Tank Car Company
                          Service Agreement

             10.33/(7)/   Railroad Car Master Sublease Agreement, dated as of
                          November 30, 1987, between Borden and the Operating

                          Partnership, relating to General Electric Railroad Service Corporation Car Leasing Agreement

             10.34/(7)/   Railroad Car Master Sublease Agreement, dated as of
                          November 30, 1987, between Borden and the Operating
                          Partnership, relating to General American
                          Transportation Corporation Tank Car Service Contract

             10.35/(7)/   Railroad Car Sublease Agreement, dated as of November
                          30, 1987, between Borden and the Operating
                          Partnership, relating to EHF Leasing Corporation
                          Railroad Equipment Lease

             10.36/(7)/   Railroad Car Sublease Agreement, dated as of November
                          30, 1987, between Borden and the Operating
                          Partnership, relating to Bank of New York Lease of
                          Railroad Equipment (as amended)

             10.37/(11)/  Form of Rail Service Agreement between Borden and the
                          Operating Partnership

             10.38/(12)/  Form of Letter Agreement with Directors

             10.39/(7)/   Illiopolis Indemnity Agreement

             10.40/(14)/  Amended Agreed Interim and Proposed Final Order
                          Authorizing Debtors: (A) To use cash collateral: (B) To incur postpetition debt; (C) To grant adequate protection and provide security to Fleet Capital Corporation, as agent

             10.41/(14)/  Amended and Restated Long-Term Incentive Plan, as of
                          April 18, 2000

             10.42 Order Authorizing Debtors and Debtors In Possession to Implement Key Employee Retention Bonus Plan and Severance Plan

             10.43 Agreed Final Order Authorizing Debtor: (A) To use cash collateral; (B) To incur postpetition debt; and (C) To grant adequate protection and provide security to Fleet Capital Corporation, as Agent

             10.44/(14)/  First Amendment to Agreed Final Order Authorizing
                          Debtor: (A) To use cash collateral; (B) To incur postpetition debt; and (C) To grant adequate protection and provide security to Fleet Capital Corporation, as Agent

             10.45 Loan Agreement dated as of January 14, 2002, by and between Borden Chemicals and Plastics Operating Limited Partnership and BCP Management, Inc.

             10.46 First Amendment to Loan Agreement dated as of March 29, 2002, by and between Borden Chemicals and Plastics Operating Limited Partnership and BCP Management, Inc.

             10.47 Modified Loan Agreement dated as of April 30, 2002, by and between Borden Chemicals and Plastics Operating Limited Partnership and BCP Management, Inc.

             10.48 First Amendment to Modified Loan Agreement dated as of May 23, 2002, by and between Borden Chemicals and Plastics Operating Limited Partnership and BCP Management, Inc.

             10.49 Final Order Authorizing Secondary Postpetition Financing pursuant to Section 346(b) of the Bankruptcy Code and Rule 4001 of the Federal Rules of Bankruptcy Procedure (Docket No. 489)

             10.50 Asset Purchase Agreement dated as of December 3, 2001, by and between Borden Chemicals and Plastics Operating Limited Partnership and Shintech Louisiana, LLC

            10.51 Order (A) Approving Asset Purchase Agreement, (B) Authorizing sale of Addis assets free and clear of lines, claims and encumbrances, (C) Authorizing assumption and assignment of executory contracts and unexpired leases related thereto; and (D) Granting related relief

            10.52 Asset Purchase Agreement dated as of March 8, 2002, by and between Borden Chemicals and Plastics Operating Limited Partnership and Formosa Plastics Corporation, Delaware

            10.53 Order (A) Approving Asset Purchase Agreement, (B) Authorizing sale of Illiopolis assets free and clear of lines, claims and encumbrances, (C) Authorizing assumption and assignment of executory contracts and unexpired leases related thereto; and (D) Granting related relief

            10.54 Settlement Agreement and Release dated as of March 7, 2002, by and between BCP Management, Inc. and Borden Chemical, Inc.
_________________


/(1)/ Filed as an exhibit to Borden Chemicals and Plastics Limited Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995. Confidential treatment has been granted as to certain provisions.

/(2)/ Filed as an exhibit to Borden Chemicals and Plastics Limited Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and is incorporated herein by reference in this Form 10-K Annual Report.

/(3)/ Filed as an exhibit to Borden Chemicals and Plastics Limited Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and is incorporated herein by reference in this Form 10-K Annual Report.

/(4)/ Filed as an exhibit to the joint Registration Statement on Form S-1 and Form S-3 of the Partnership, Borden, Inc. and Borden Delaware Holdings, Inc. (File No. 33-25371) and is incorporated herein by reference in this Form 10-K Annual Report.

/(5)/ Filed as exhibit 99.4 to the Registrant's Current Report on Form 8-K dated April 8, 1997 (filed April 15, 1997) ( File No. 1-9699) and incorporated herein by reference.

/(6)/ Filed as exhibit 99.3 to the Registrant's Current Report on Form 8-K dated August 14, 1997 (filed August 18, 1997) (File No. 1-9699) and incorporated herein by reference.

/(7)/ Filed as an exhibit to the Partnership's Registration Statement on Form S-1 (File No. 33-18938) and is incorporated herein by reference in this Form 10-K Annual Report.

/(8)/ Filed as an exhibit to the Registrant's 1992 Form 10-K Annual Report and is incorporated herein by reference in this Form 10-K Annual Report.

/(9)/ Filed as an exhibit to the Registrant's 1995 Form 10-K Annual Report and is incorporated herein by reference in this Form 10-K Annual Report.

/(10)/ Filed as an exhibit to Borden Chemicals and Plastics Limited Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and is incorporated herein by reference in this Form 10-K Annual Report.

/(11)/ Filed as an exhibit to the Partnership's Registration Statement on Form S-1 (File No. 33-17057) and is incorporated herein by reference in this Form 10-K Annual Report.

/(12)/ Filed as an exhibit to the Registrant's 1989 Form 10-K Annual Report and is incorporated herein by reference in this Form 10-K Annual Report.

/(13)/ Exhibits 10.17, 10.18 and 10.19, which were previously filed, contain information which has been deleted pursuant to an application for confidential treatment pursuant to Rule 406 of the Securities Act of 1933, with respect to which an order has been granted by the Commission.

/(14)/ Filed as an exhibit to the Registrant's 2000 Form 10K Annual Report and is incorporated herein by references in this form 10K Annual Report.



Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

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

                                              BORDEN CHEMICALS AND PLASTICS
                                               LIMITED PARTNERSHIP
                                               By BCP Management, Inc.,
                                               General Partner

                                           By /s/ Robert R. Whitlow
                                              -----------------------------
                                               Robert R. Whitlow
                                               Chief Financial Officer and
                                               Treasurer

Date:  July 2, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with BCP Management, Inc., General Partner) indicated, on the date set forth above.

           Signature                         Title

/s/ William H. Carter            Director, Chairman
------------------------------
    William H. Carter

/s/ E. Linn Draper Jr            Director
------------------------------
    E. Linn Draper, Jr.

/s/ Edward H. Jennings           Director
------------------------------
    Edward H. Jennings

/s/ George W. Koch               Director
------------------------------
    George W. Koch

/s/ Mark J. Schneider            Director, President and Chief Executive Officer
------------------------------
    Mark J. Schneider

/s/ Ronald P. Starkman           Director
------------------------------
    Ronald P. Starkman

/s/ William F. Stoll Jr.         Director, Vice-Chairman
------------------------------
    William F. Stoll, Jr.

REPORT OF INDEPENDENT ACCOUNTANTS




TO THE PARTNERS OF BORDEN CHEMICALS
AND PLASTICS LIMITED PARTNERSHIP


In our opinion, the consolidated financial statements listed in the accompanying index on page 28 present fairly in all material respects, the financial position of Borden Chemicals and Plastics Limited Partnership (the "Company") at December 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the Company is expected to be dissolved due to the bankruptcy filing of its General Partner, and the imminent liquidation of substantially all of the assets of its principal operating subsidiary. As a result, the Company has changed its basis of accounting from the going-concern basis to the liquidation basis effective December 31, 2001.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for the Operating Partnership from the consolidation method of accounting to the equity method accounting.

The selected quarterly financial data on page 58 contain information that we did not audit, and, accordingly, we do not express an opinion on that data. We attempted but were unable to complete a review of the quarterly data for the year ended December 31, 2000 in accordance with standards established by the American Institute of Certified Public Accountants because of the adjustment discussed in Note 13.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio

April 5, 2002 except for Note 2, as to which the date is May 2, 2002.

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
                     STATEMENT OF LIABILITIES IN LIQUIDATION
                             AS OF DECEMBER 31, 2001
                                 (In thousands)



LIABILITIES (SEE NOTE 2)


Note payable to General Partner                                         $ $2,800
Accrued interest                                                             152
Deferred tax on gross margin                                               1,113
                                                                        --------
         Total liabilities                                                 4,065


         Liabilities in liquidation                                     $  4,065
                                                                        ========

See notes to consolidated financial statements

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2000
                                 (In thousands)

Assets

Cash and equivalents                                                  $   3,223
Accounts receivable (less allowance for doubtful
         accounts of $1,843)
         Trade                                                           58,444
         Related parties                                                 22,328
Inventories
         Finished and in process goods                                   44,024
         Raw materials and supplies                                      12,964
Note receivable                                                           9,700
Other current assets                                                      6,207
                                                                      ---------
         Total current assets                                           156,890
                                                                      ---------
Investments in and advances to
  affiliated companies                                                    4,124
Other assets                                                             37,408
                                                                      ---------
                                                                         41,532
                                                                      ---------
Property, plant and equipment, at cost                                  486,410
  less accumulated depreciation                                        (295,995)
                                                                      ---------
         Property, plant and equipment, net                             190,415
                                                                      ---------
Total assets                                                          $ 388,837
                                                                      =========
LIABILITIES AND PARTNERS' CAPITAL

Accounts and drafts payable                                           $  66,495
Accrued interest                                                          3,673
Other accrued liabilities                                                18,480
                                                                      ---------
         Total current liabilities                                       88,648
                                                                      ---------
Long-term debt                                                          272,410
Deferred tax on gross margin                                              4,133
Other liabilities                                                         4,555
                                                                      ---------
         Total liabilities                                              369,746
                                                                      ---------
Commitments and contingencies

Partners' capital (deficit)
         Limited Partners                                                20,371
         General Partner                                                 (1,280)
                                                                      ---------
         Total partners' capital                                         19,091
                                                                      ---------
         Total liabilities and partners' capital                      $ 388,837
                                                                      =========

See notes to consolidated financial statements

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per Unit Data)

                                                                                   Year Ended December 31
                                                                        ----------------------------------------------
                                                                             2001            2000            1999
                                                                        ----------------------------------------------
Revenues
   Net trade sales                                                           $       -        $ 468,434     $ 383,071
   Net sales to related parties                                                      -           22,621        19,692
                                                                             ---------        ---------     ---------
         Total revenues                                                              -          491,055       402,763
Expenses                                                                     ---------        ---------     ---------
   Costs of goods sold
             Trade                                                                   -          449,382       344,445
             Related parties                                                         -           18,732        14,761
   Impairment of long-lived assets and other charges                                 -           58,083             -
   Marketing, general & administrative expense                                       -           26,719        27,016
   Interest expenses                                                               152           27,516        25,040
   Bad debt expense                                                              6,933                -             -
   Tax on gross margin (benefit) expense                                        (3,020)             226         2,673
   Equity in loss of unconsolidated subsidiaries                                19,091                -             -
   Equity in loss of affiliate                                                       -            1,200           905
   Other (income) expense, including minority
      interest                                                                       -           (2,230)          183
                                                                             ---------        ---------     ---------

Total expenses                                                               $  23,156        $ 579,628     $ 415,023
                                                                             ---------        ---------     ---------
Loss from continuing operations                                                (23,156)         (88,573)      (12,260)
                                                                             ---------        ---------     ---------
Discontinued operations:
         Loss income from discontinued
            operations, net                                                          -          (12,213)      (11,731)
         Gain on disposal of discontinued
            operations, net                                                          -            1,397             -
                                                                              --------        ---------     ---------
Net loss                                                                       (23,156)         (99,389)      (23,991)

         Less 1% General Partner interest                                          232              994           240
                                                                             ---------        ---------     ---------
Net loss applicable to Limited Partners'
         interest                                                            $ (22,924)       $ (98,395)    $ (23,751)
                                                                             =========        =========     =========
Per Unit Data, net of 1% General Partner interest:

Loss from continuing operations per Unit                                     $   (0.62)       $   (2.39)    $   (0.33)
Loss from discontinued operations per unit                                          (-)           (0.29)        (0.32)
                                                                             ---------        ---------     ---------
Net loss per Unit                                                            $   (0.62)       $   (2.68)    $   (0.65)
                                                                             =========        =========     =========
Average number of Units outstanding during the
         Year                                                                   36,750           36,750        36,750

Cash distributions declared per Unit                                                 -                -             -

See notes to consolidated financial statements

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    Year Ended December 31
                                                                        -----------------------------------------------
                                                                             2001             2000            1999
                                                                        --------------- ----------------- -------------
Cash Flows from Operations
Net loss                                                                      ($23,156)         ($99,389)     ($23,991)
Adjustments to reconcile net loss to
    Net cash provided by (used in) operating activities:
         Gain on disposal of discontinued
            operations, net                                                          -            (1,397)            -
         Equity on loss of unconsolidated
            Subsidiaries                                                        19,091                 -             -
         Bad debt expense                                                        6,933                 -             -
         Depreciation                                                                -            36,350        36,514
         Amortization                                                                -             1,671         1,428
         Impairment of long-lived assets                                             -            52,533             -
         Deferred tax on gross margin                                           (3,020)           (2,507)          840
    Adjustments to reconcile net loss to net
    cash provided (used) by operating activities
         Accounts receivables                                                        -             9,884       (20,120)
         Inventories                                                                 -            (5,455)      (22,981)
         Accounts payables                                                           -               (22)       24,633
         Accrued interest                                                          152               264           219
         Other, net                                                                  -           (11,165)        4,957
                                                                             ---------         ---------     ---------
                                                                             $       -          ($19,233)    $   1,499
                                                                             ---------         ---------     ---------
Cash Flows from Investing Activities
         Capital expenditures                                                $       -          ($13,587)     ($18,328)
         Proceeds from sale of business segments                                     -            38,800             -
         Proceeds from sale of equipment                                             -                 -         3,297
         Capital contribution to affiliate                                           -              (714)         (812)
         Plant acquisition                                                           -           (15,880)            -
                                                                             ---------         ---------     ---------
                                                                             $       -         $   8,619      ($15,843)
                                                                             ---------         ---------     ---------
Cash Flows from Financing Activities
         Proceeds from long-term borrowings                                  $       -         $ 139,831     $  33,800
         Repayments of long-term borrowings                                          -          (130,621)      (22,400)
         Payment of debt issuance costs                                              -            (1,132)            -
                                                                             ---------         ---------     ---------
                                                                             $       -         $   8,078     $  11,400
                                                                             ---------         ---------     ---------
(Decrease) increase in cash and equivalents                                  $       -           ($2,536)      ($2,944)

Cash and equivalents at beginning of year                                            -             5,759         8,703
                                                                             ---------         ---------     ---------
Cash and equivalents at end of year                                          $       -         $   3,223     $   5,759
                                                                             ---------         ---------     ---------
Supplemental Disclosures of Cash Flow Information
         Interest paid during the year                                               -         $  25,247     $  23,393
         Gross margin taxes paid during the year                                     -             1,938         1,348

Supplemental Schedule of Non-Cash Investing
and Financing Activities
  Note receivable in partial payment
    of asset sale                                                                    -         $   9,700             -
  Payment of gross margin tax in exchange for note
    Payable                                                                  $   2,800                 -             -

See notes to consolidated financial statement

                BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (In thousands)

                                       Limited          General
                                       Partners         Partner          Total
                                      ------------------------------------------

Balances at December 31, 1998           142,517               (46)      142,471
  Net loss                              (23,751)             (240)      (23,991)
                                      ---------         ---------     ---------
Balances as December 31, 1999           118,766              (286)      118,480
  Net loss                              (98,395)             (994)      (99,389)
                                      ---------         ---------     ---------
Balances at December 31, 2000            20,371            (1,280)       19,091
   Net loss                             (22,924)             (232)      (23,156)
                                      ---------         ---------     ---------
Balances at December 31, 2001         $  (2,553)        $  (1,512)    $  (4,065)
                                      =========         =========     =========

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

As a result of this change in reporting entity, the Company changed its method of accounting for the Operating Partnership from the consolidation method to the equity method, effective January 1, 2001. Under the equity method, the Partnership's share of the Operating Partnerships' income or loss is recorded in earnings and as an adjustment to the Partnership's investment in the Operating Partnership, to the extent that the Partnership's investment is not reduced below zero. During the first quarter fiscal 2001, the Partnership's investment in the Operating Partnership was reduced to zero, therefore, further losses incurred by the Operating Partnership are no longer recognized by the Partnership. The Partnership did not recognize its 99% share of the Operating Partnership's losses amounting to $255.1 million for the year ended December 31, 2001.

Under the Company's Amended and Restated Agreement of Limited Partnership, the Company is to dissolve and wind up its affairs upon, among other events, the bankruptcy of the General Partner or the sale of all or substantially all of the assets and properties of the Operating Partnership. As further discussed in Note 2, the General Partner has filed for Chapter 11 bankruptcy protection on March 22, 2002 and the Operating Partnership is in the process of liquidating all of its assets. Accordingly, it is anticipated that the Company will be dissolved and terminated as a Delaware Limited Partnership in 2002 or thereafter.

As a result of the imminent dissolution and termination of the Company, the liquidation basis of accounting and financial statement presentation has been adopted by the Company effective December 31, 2001. The liquidation basis of accounting requires an accrual for an estimate for all liabilities related to expenses to be incurred during the wind-down period. Additionally, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts. The Company is a holding company and does not have its own independent operations, engage in any revenue producing activities, maintain its own bank accounts or have any cash flows or assets. Costs anticipated to be incurred to dissolve and terminate the Company are not anticipated to be significant.

2.   Organization, Business and Proceedings Under Chapter 11

The Partnership is a holding company and does not have its own independent operations and does not engage in any revenue producing activities. As of December 31, 2001, the Operating Partnership had three operating locations: its main operating site in

Geismar, Louisiana, which produces PVC resins, vinyl chloride monomer and acetylene; a PVC resins plant located in Illiopolis, Illinois; and a PVC resins plant in Addis, Louisiana. Its finished goods PVC resins are sold for further processing into various end-use applications, such as plastic pipe and pipefittings, vinyl siding and window frames, vinyl flooring and other applications. The acetylene plant located in Geismar, Louisiana has been idled since December 2000.

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

The Primary DIP Facility, which received final Approval of the Bankruptcy Court on July 11, 2001, provides the Operating Partnership with a revolving line of credit in an aggregate amount not to exceed $100 million, subject to borrowing base limitations and bears interest at the Alternate Base Rate plus 1.25%. The Operating Partnership has used amounts borrowed under the Primary DIP Facility for its ongoing working capital needs and for certain other purposes of the Operating Partnership as permitted by that facility. The Operating Partnership granted a security interest to the DIP Lenders in substantially all of the Operating Partnership's assets as security for its obligations under the Primary DIP Facility. All obligations under the Primary DIP Facility are afforded "super-priority" administrative expense status in the Operating Partnership Chapter 11 case. The Primary DIP Facility matured on March 31, 2002, but the lenders agreed, and the Bankruptcy Court approved, the extension of the maturity date to April 30, 2002. The Primary DIP Facility was paid in full on April 18, 2002.

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

Further negotiations between the Operating Partnership and BCPM occurred, and the parties agreed to revisions to the terms of the proposed Secondary DIP Facility. The Debtors sought interim approval of the revised Secondary DIP Facility. Subject to the terms and conditions of the Secondary DIP Facility, BCPM has agreed to makes loans to the Operating Partnership through March 31, 2002, in an aggregate amount not to exceed

$10 million for working capital, other general corporate purposes and to make payments on the Primary DIP Facility. The loans are unsecured, bear interest at the Alternate Base Rate specified in the Primary DIP Facility plus 2.75% and originally matured on March 31, 2002. The Creditors Committee also objected to the revised Secondary DIP Facility. After a hearing, the Bankruptcy Court entered an order on December 20, 2001, granting interim approval to $5 million in loans under the Secondary DIP Facility.

On March 22, 2002, BCPM filed a motion in the General Partner Bankruptcy requesting authority to extend the maturity date of the Secondary DIP Facility and approval of the second $5 million of lending authority under the Secondary DIP Facility. This motion was approved by the Bankruptcy Court on March 27, 2002. Subsequently, BCPM filed a further motion seeking authority to lend the Operating Partnership up to $6 million (with sub-limits on the use of funds to pay ordinary costs of administration and severance) after expiration of the Secondary DIP Facility on April 30, 2002. The Bankruptcy Court entered a "bridge order" on April 24, 2002, authorizing such lending until May 23, 2002. The court extended the "bridge order" through June 30, 2002 in the amount of $4.5 million, based on cash flow needs of the Operating Partnership. The maturity date has been further extended to July 17,2002. There can, however, be no assurance that BCPM will be authorized by the Bankruptcy Court to make further loans to the Operating Partnership or that the Operating Partnership will be authorized by the Bankruptcy Court to make further borrowings from BCPM.

On March 22, 2002, BCPM, the General Partner of the Company and the Operating Partnership, filed a voluntary petition under Chapter 11 of the Bankruptcy Code. As of the date of the filing, BCPM had cash of approximately $26 million, a claim of approximately $4 million against the Operating Partnership for repayment of borrowings under the Secondary DIP Facility, and claims of approximately $7.8 million against the Operating Partnership for unreimbursed expenses of the Company and the Operating Partnership paid by BCPM, the payment of which is subject to the approval of the Bankruptcy Court.

The Operating Partnership explored various strategic alternatives, including possible mergers or joint ventures or a sale or sales of substantially all of its assets. These strategies had been announced by the Company and the Debtors to the public, creditors and the Bankruptcy Court in various public filings, press releases and pleadings. Prior to the filing of the Operating Partnership Chapter 11 case, the Operating Partnership had retained Taylor Strategic Divestitures Corporation ("Taylor") to provide investment-banking services in connection with its attempts to complete an asset sale or other transaction. On September 28, 2001, the Bankruptcy Court entered an order approving the Debtors' retention of Taylor and a fee structure for its services.

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

On December 3, 2001, the Debtors filed a motion with the Bankruptcy Court seeking approval of an asset purchase agreement with Shintech Louisiana, LLC ("Shintech") regarding the sale of the assets and operations of the Addis plant. Shintech agreed to pay: (i) $38 million for the Addis plant, (ii) the value of the Addis inventory and accounts receivable, and (iii) the cost of severance benefits for certain Addis employees. The sale excluded certain items such as cash, intercompany accounts, claims against third parties and equity interests in certain entities. The sale was approved by the Bankruptcy Court on December 20, 2001, and closed on February 28, 2002. The proceeds from the sale were applied to pay expenses of the transaction and outstanding borrowings under the Primary DIP Facility.

The Operating Partnership announced on March 8, 2002, that it had executed an asset purchase agreement for the plant at Illiopolis, Illinois, with Formosa Plastics Corporation, Delaware. The Bankruptcy Court approved the Illiopolis transaction at a hearing on March 27, 2002. The transaction closed April 17, 2002, realizing net proceeds of approximately $23 million.

The Operating Partnership continues to explore possible dispositions of the Geismar plant, but there is no assurance that a sale of the plant will be completed. The Operating Partnership began idling the Geismar plant in March 2002, and the idlement is scheduled for completion in June 2002. On December 12, 2001 the Creditors Committee filed a motion seeking an order requiring the Debtors to abandon the assets comprising the Geismar plant. The Debtors objected to the motion. The Bankruptcy Court held an initial hearing on this motion on December 20, 2001, and the motion was subsequently withdrawn by the Creditors Committee. On April 16, 2002, the Creditors Committee filed a motion to convert the Operating Partnership Chapter 11 to a case under Chapter 7 of the Bankruptcy Code. The Bankruptcy Court denied the motion on May 2, 2002 and management continues to oversee liquidation of the remaining assets.

Management has taken significant steps to improve liquidity, including idling unprofitable or high cost assets and production facilities, wage freezes, reductions-in-force and entering into the credit facilities as described in Note
2. It is not anticipated that holders of the Company's Common Units will receive any distribution as a result of any sales of the Operating Partnership's assets or the Debtors' plan of reorganization or that the Partnership or Operating Partnership will be able to meet its financial obligations in the future. To the extent that payments for Company obligations are not made by BCPM, are not deemed to be reimbursable expenses from the Operating Partnership by the bankruptcy court, or the Operating Partnership does not have the ability to pay expenses deemed to be reimbursable, the Partnership would not have the wherewithal or ability to pay these obligations.

3.   Significant Accounting Policies

The consolidated financial statements for 2000 and 1999 include the accounts of the Partnership and the Operating Partnership after elimination of inter-partnership accounts and transactions. As discussed in Note 1, the Partnership accounts for its investment in the Operating Partnership under the equity method effective January 1, 2001. The significant accounting policies discussed below, describe the policies used by the Company for periods prior to the de-consolidation of the Operating Partnership. The significant accounting policies summarized below are in conformity with generally accepted accounting principles; however, this is not the basis for reporting taxable income to Unitholders.

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

Investments in and Advances to Affiliated Companies - the Operating Partnership owns 50% of a utility station, Monochem, located at the Geismar complex. Utilities provided are allocated to the owners at cost. The Operating Partnership's allocated costs are included in cost of goods sold.

The Operating Partnership owns a 51% partner interest in another partnership, V.E.I., engaged in manufacturing and marketing vinyl esters. Due to the significance of the rights held by the minority partner, the Operating Partnership's interest in this partnership is accounted for using the equity method.

Debt Issuance Costs - Debt issuance costs are capitalized and are amortized over the term of the associated debt or credit agreement.

Property, Plant and Equipment - The amount of purchase price originally allocated by the Partnership at its formation to land, buildings, and machinery and equipment was based upon their relative fair values. Expenditures made subsequent to that formation of the Partnership have been capitalized at cost except that the purchase price for the Addis, Louisiana plant acquired in 1995 was allocated to properties based upon their relative fair values. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Depreciation is recorded on the straight-line basis by charges to costs and expenses based on the estimated useful lives of the assets.

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

In December 2000, the Partnership idled its acetylene plant and acetylene-based VCM plant due to unfavorable economic conditions. As a result, the fixed assets and other related assets of the idled facilities were reviewed for impairment and were determined to be impaired under SFAS No. 121. As a result, the Partnership recorded a $58,083 charge in 2000. The charge was comprised of $52,533 to write-down the idled acetylene plant, acetylene-based VCM plant and other related assets to fair value as determined by estimated future discounted cash flows and $5,550 to accrue for estimated losses on related purchase commitments to be made during fiscal 2001.

Environmental Expenditures - Environmental related expenditures associated with current operations are generally expenses as incurred. Expenditures for the assessment and/or remediation of environmental conditions related to past operations are charged to expense; in this connection, a liability is recognized when assessment or remediation effort is probable and the costs are estimable. See also Note 5 for discussion of the Environmental Indemnity Agreement ("EIA") with Borden.

Income Taxes - Income taxes are accounted for under SFAS No.109, "Accounting for Income Taxes". In accordance with this statement, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases, as measured by the expected 3.5% gross margin tax rate that will be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized.

Long-Term Incentive Plan - Under the Long-Term Incentive Plan (the Plan), certain management personnel and employees are awarded phantom appreciation rights. Phantom appreciation rights provide the grantee the opportunity to earn a cash amount equal to the appreciation from the base price to the fair market value of the Partnership's traded units at the time of exercise. The phantom appreciation rights vest 50% after two years, with the balance vesting after three years. Due to declines in the price of the units there was no compensation expense recognized for the phantom appreciation rights during 2001, 2000 or 1999. The plan provides the independent committee of the

Board of Directors of the General Partner the discretion to decrease the base price of the phantom appreciation rights in certain events, including changes in ownership or capitalization.

Earnings per Unit - Basic income per unit it computed by dividing net income, after subtracting the General Partner's 1% interest, by the weighted average number of units outstanding. Currently, there are no potentially dilutive securities; accordingly, basic income per unit and diluted income per unit are equivalent.

Comprehensive Income - SFAS No. 130 "Reporting Comprehensive Income", establishes standards for reporting of comprehensive income and its components. However, the Partnership has no elements of "other comprehensive income" and, accordingly, net incomeand comprehensive income are equivalent.

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

During fiscal 2000, the Partnership exited its Methanol and Derivatives and Nitrogen Products business segments. See Note 4. Consequently, the Partnership now operates in only the PVC Polymers Products business segment, which consists of PVC resigns, ethylene-based vinyl chloride monomer (for internal consumption), and its currently idled acetylene and acetylene-based vinyl chloride monomer operations.

Internal Use Software - The Partnership accounts for internal use software costs during the provisions of Statement of Provision ("SOP") 98-1, "Accounting for the Costs of computer Software Developed or Obtained for Internal Use." According to the SOP, costs incurred to develop the software during the application development stage, upgrades and enhancements that provide additional functionality are to be capitalized.

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

4.  Discontinued Operations

On June 27, 2000, the Partnership announced its decision to exit the methanol and derivatives and nitrogen products business segments, as part of a process that included the sale of its formaldehyde and certain other assets for $48,500 to a subsidiary of Borden. The sale of those assets was completed on July 28, 2000, with the Partnership receiving $38,800 in cash and an interest-bearing note for $9,700 was paid in January 2001. The nitrogen products facilities were closed in July 2000, and the methanol production ceased in December 2000.

In connection with the discontinuance of the methanol and derivatives and nitrogen products business segments, a gain of $1,397 (net of taxes) was recognized in 2000. The gain was based on the sales proceeds less associated transaction costs, book value of assets sold, charges for the write-down of methanol and nitrogen products assets to estimated net realizable value, and an accrual for estimated losses was adjusted in the fourth quarter of 2000 to reflect actual losses during the phase-out period. Estimated net realizable value for the methanol and nitrogen products assets was determined based on preliminary discussions with potential buyers.

Net revenues and (losses) income from the discontinued operations are as follows:

                                                       Year ended December 31,
                                                    ----------------------------

                                                  2001      2000       1999
                                                 ------   --------   --------
Net sales                                            $0   $170,135   $150,531
                                                 ------   --------   --------
(Loss) income from discontinued operations            0   $(12,213)  $(11,731)
Gain on disposal of business segments                 0      1,397
                                                 ------   --------   --------
Net (loss) income from discontinued operations       $0   $(10,816)  $(11,731)
                                                 ======   ========   ========



5. Environmental and Legal Proceedings

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

6. Debt

On May 1, 1995, the Operating Partnership issued $200 million aggregate principal amount of 9.5% Notes due 2005 (the "Notes") pursuant to an Indenture dated as of May 1, 1995 (the "Indenture"). The Notes are senior unsecured obligations of the Operating Partnership. The Notes include restrictions on the Operating Partnership's ability to make cash distributions, incur additional indebtedness, sell assets, engage in sale/leaseback and to take certain other actions. Upon a Change in Control, the holders of the Notes may require the Operating Partnership to repurchase their Notes at a price equal to 101% of the aggregate principal amount plus accrued and unpaid interest to the date of repurchase. As a result of the filing of the Operating Partnership Chapter 11 case described in Note 2, no payments will be made by the Debtors on the Notes except as approved by the Bankruptcy Court. The Company has no obligation with regards to payment of the Subordinated Notes.

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

See Note D to the Operating Partnership financial statements on page 64 for information regarding related party transactions between BCPM and the Operating Partnership.

8. Tax on Gross Margin

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

Taxes on gross margin expense are comprised of:

                                             Year ended December 31,
                                          ----------------------------
                                            2001      2000      1999
                                          --------  --------  --------
Current tax expense                       $      0  $  2,733  $  1,833
Deferred tax (benefit) expense              (3,020)   (2,507)      840
                                          --------  --------  --------
  Total                                   $ (3,020) $    226  $  2,673
                                          ========  ========  ========

At December 31, 2000, substantially all of the Partnership's deferred tax liability related to property and equipment. Deferred tax benefits were not provided for 2001 tax losses, as it is unlikely that such benefits will be realized in the future.

9.  Property, Plant and Equipment

          Property, plant and equipment at December 31, 2000 consisted of the following:

                                                          December 31, 2000
                                                          -----------------
          Land and improvements                                  $   16,385
          Buildings                                                  45,881
          Machinery and equipment                                   400,989
          Computer software and equipment                            23,155
                                                                 ----------
                                                                 $  486,410
                                                                 ==========


10. Allocation of Income and Loss

    Income and loss of the Partnership is allocated in proportion to the partners' percentage interests in the Partnership, provided that at least 1% of the income or loss of the Partnership and Operating Partnership is allocated to the General Partner. For gross margin tax purposes, certain items are specifically allocated to account for differences between the tax basis and fair market value of property contributed to the Partnership by Borden and to facilitate uniformity of Units. In addition, the Partnership Agreement generally provides for an allocation of gross income to the Unitholders and the General Partner to reflect disproportionate cash distributions, on a per Unit basis.

11. Cash Distributions

Under the terms of the Partnership Agreement, the Partnership is required to make quarterly distributions to Unitholders and the General Partner of 100% of its Available Cash. Available Cash each quarter generally consists of cash receipts less cash disbursement (excluding cash distributions to Unitholders and the General Partner) and reserves.

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

Cash distributions are limited by the terms of the Partnership's debt agreements- (See Note 6) and are unlikely to be made in the future during the Chapter 11 process or upon its resolution.

12. Rights to Purchase Units

On April 8, 1997, the General Partner declared a distribution of one common unit purchase right (a "right") for each outstanding common unit of the Partnership and the number of Rights most closely approximating 1/99 of the number of the units outstanding corresponding to the General Partner's interest in the Partnership.

The Rights are not exercisable until the earlier to occur of: (i) ten days following a public announcement that a person or affiliated group of persons (an "Acquiring person") have acquired 15% or more of the outstanding units or (ii) ten days (or such later date as may be determined by the General Partner prior to someone becoming an Acquiring person) following the commencement of, or announcement of an intention to make, a tender or exchange offer the consummation of which would result in a person or affiliated group of persons acquiring 15% or more of the outstanding units. Until then, the Rights will trade with the units and a Right will be issued with each additional unit issued. The number of Rights outstanding at December 31, 2001 was 37,121,212.

Each right entitles the holder to purchase from the Partnership one common unit at a price of $21.00, subject to adjustment in certain circumstances. In the event an Acquiring Person acquires a 15% or more interest in the Partnership, each holder of a Right, with the exception of the Acquiring Person, will have the right to receive upon exercise of the Right at the then exercise price of the Right, that number of Units having market value of two times such exercise price. At any time prior to an Acquiring Person become such, the General Partner may redeem the Rights in whole, but not in part, for $0.01 per Right. The Rights, which do not have voting rights, generally will expire no later than April 8, 2007.

13. The following table sets forth certain unaudited quarterly financial data for the periods indicated (in thousands except per unit data):

                                  2001 Quarters (a)
-----------------------------------------------------------------------------------
                                              First     Second     Third    Fourth
                                             --------  --------   -------   -------
Net income (loss)                            $(19,091) $ (6,983) $  2,459  $    459
Net income (loss) per Unit -
 basic and diluted:                          $  (0.51) $  (0.19) $   0.07  $   0.01

                            2000 Quarters (Not reviewed)
-----------------------------------------------------------------------------------

                                              First     Second     Third    Fourth
                                             --------  --------   -------   -------
Revenues                                     $140,478  $139,707  $113,333  $ 97,537
Gross profit                                   20,600    23,081     4,246   (24,986)
 Income (loss) from continuing operations       4,974     8,638    (8,078)  (94,107)/(b)/(c)/
 Income (loss) from discontinued operations    (4,603)   (5,589)        -    (2,021)
Net gain on disposal of
 discontinued operations                            -     5,012         -    (3,615)
Net income (loss)                                 371     8,061    (8,078)  (99,743)/(b)/(c)/
Net income (loss) per Unit -
 basic and diluted:
 Continuing operations                           0.14      0.23     (0.22)    (2.71)
 Discontinued operations                        (0.12)    (0.02)        -     (0.15)
                                              -------  --------   -------   -------
   Total                                         0.02      0.21     (0.22)    (2.86)

(a) Reflects the de-consolidation of the Operating Limited Partnership effective January 1, 2001. See Note 1.

(b) Includes a $58,083 charge in the fourth quarter for impairment of long-lived assets and other charges.

(c) Includes a $15,477 fourth quarter adjustment (allocated $13,456 to cost of sales and $2,021 to discontinued operations) associated with system issues encountered from the implementation of a new enterprise-wide information system. The impact of the situation on specific interim periods could not be determined and as a result, the entire adjustment was recorded in the fourth quarter 2000.

14. Consolidated Debtor-In-Possession Financial Statements of Borden Chemicals and Plastics Operating Limited Partnership

The consolidated Debtor-In-Possession financial statements of the Operating Partnership as of and for the year ended December 31, 2001 are as follows:

STATEMENT OF NET LIABILITIES IN LIQUIDATION AS OF DECEMBER 31, 2001 (in thousands):


                                                                       Going Concern     Liquidation Basis        Liquidation
                                                                           Basis           Adjustments               Basis
                                                                      ----------------------------------------------------------
ASSETS
   Cash and equivalents                                                      $   2,791          $        -           $   2,791
   Accounts receivable
         Trade                                                                  25,459                   -              25,459
         Related parties                                                           558                   -                 558
   Inventories
         Finished and in process goods                                          18,788             3,162(a)             21,950
         Raw materials and supplies                                              4,080                   -               4,080
   Assets held for sale                                                         53,907                   -              53,907
   Other assets                                                                 13,074           (1,539)(a)             11,535
                                                                             ----------         ----------           ---------
Total assets                                                                 $ 118,657          $    1,623           $ 120,280
                                                                             ==========         ==========           =========

LIABILITIES AND PARTNERS' CAPITAL
   Liabilities not subject to compromise
      Priority debt                                                          $  60,000                   -           $  60,000
      Accounts payable                                                          13,856                   -              13,856
      Accrued severance and closure costs                                       23,876            18,900(b)             42,776
      Accrued interest                                                             310                   -                 310
      Deferred tax on gross margin                                               1,113                   -               1,113
      Other accrued liabilities                                                  9,820           (2,183)(a)              7,637
                                                                             ----------         ----------           ---------
     Total liabilities not subject to compromise                               108,975              16,717             125,692

   Total liabilities subject to compromise (see Note C)                        267,888                   -             267,888
                                                                             ----------         ----------           ---------
Total liabilities                                                            $ 376,863          $   16,717           $ 393,580
                                                                                                ==========           =========
Net liabilities in liquidation                                                                                       $ 273,300
                                                                                                                     =========
Partners' capital (deficit)
      General Partner                                                           (3,156)
      Limited Partners                                                        (255,050)
                                                                             ----------
         Total partners' capital                                              (258,206)
                                                                             ----------
Total liabilities and partners' capital                                      $ 118,657
                                                                             ==========

See notes A-F to Debtor-in-Possession financial statements that follow.

(a) Represents adjustments to the stated assets and liabilities at their estimated net realizable values.
(b) Represents estimate of net operating costs to be incurred subsequent to December 31, 2001 and throughout the liquidation process.

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000 (in thousands):

ASSETS
Current assets
     Cash and equivalents                                                                 $   3,223
     Accounts receivable (less allowance for doubtful accounts of $1,843)
       Trade                                                                                 58,444
       Related parties                                                                       22,328
     Inventories
       Finished and in process goods                                                         44,024
       Raw materials and supplies                                                            12,964
     Other current assets                                                                    15,907
                                                                                          ---------
         Total current assets                                                               156,890
                                                                                          ---------

Property, plant and equipment, net                                                          190,415
Investments in and advances to affiliated companies                                           4,124
Other assets                                                                                 37,408
                                                                                          ---------
Total assets                                                                              $ 388,837
                                                                                          =========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
     Accounts payable                                                                     $  66,495
     Accrued interest                                                                         3,673
     Other accrued liabilities                                                               18,480
                                                                                           --------
         Total current liabilities                                                           88,648
                                                                                           --------

     Long-term debt                                                                         272,410
     Deferred tax on gross margin                                                             4,133
     Other liabilities                                                                        4,914
                                                                                          ---------
Total liabilities                                                                           370,105
                                                                                          ---------
Partners' capital (deficit)
         General Partner                                                                      (359)
         Limited Partners                                                                    19,091
                                                                                          ---------
         Total partners' capital                                                             18,732
                                                                                          ---------
         Total liabilities and partners' capital                                          $ 388,837
                                                                                          =========

See notes A-F to Debtor-in-Possession financial statements that follow.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31 (in thousands):



                                                            2001         2000         1999
                                                        --------------------------------------
Revenues
     Net trade sales                                     $ 345,522    $ 468,434    $ 383,071
     Net sales to related parties                                -       22,621       19,692
                                                         ---------    ---------    ---------
     Total revenues                                        345,522      491,055      402,763
                                                         ---------    ---------    ---------
Expenses
     Costs of goods sold
           Trade                                           390,278      449,382      344,445
           Related parties                                       -       18,732       14,761
     Impairment of long-lived assets and other charges     180,744       58,083            -
     Marketing, general & administrative expense            26,439       26,719       27,016
     Interest expense                                       12,337       27,516       25,040
     Tax on gross margin                                    (2,461)         226        2,673
     Equity in loss of affiliate                             1,863        1,200          905
     Other (income) expense                                  2,363       (3,244)         (62)
     Reorganization costs:
           Professional fees                                 7,519            -            -
           Loss on debt issuance costs                       3,755            -            -
           Gain on settlement of pre-petition claims          (377)           -            -
                                                         ---------    ---------    ---------

Total expenses                                           $ 622,460    $ 578,614    $ 414,778
                                                         ---------    ---------    ---------
Loss from continuing operations                           (276,938)     (87,559)     (12,015)
                                                         ---------    ---------    ---------
Discontinued operations:
     Loss from discontinued operations, net                      -      (12,213)     (11,731)
     Gain on disposal of discontinued operations, net            -        1,397            -
                                                         ---------    ---------    ---------
Net loss                                                  (276,938)     (98,375)     (23,746)
                                                         =========    =========    =========

See notes A-F to Debtor-in-Possession financial statements that follow.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31 (in thousands):

                                                                            2001         2000         1999
                                                                        ---------------------------------------
Cash Flows from Operations
Net (loss)                                                               ($276,938)   ($ 98,375)   ($ 23,746)
    Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
      Gain on disposal of discontinued operations, net                           -       (1,397)           -
      Impairment of long-lived assets                                      180,744       52,533            -
      Depreciation                                                          21,044       36,350       36,514
      Bad debt expense                                                       3,181        1,420         (172)
      Amortization                                                           2,017        1,671        1,428
      Deferred tax on gross margin                                          (3,020)      (2,507)         840
  Changes in certain assets and liabilities
      Accounts receivables                                                  51,574        8,464      (19,948)
      Inventories                                                           34,120       (5,455)     (22,981)
      Accounts payables                                                    (12,748)         (22)      24,633
      Accrued liabilities                                                   33,307        1,660        3,601
      Other, net                                                           (15,544)     (13,575)       1,330
  Reorganization items
      Payment of professional fees                                          (5,867)           -            -
      Loss on debt issuance costs                                            3,755            -            -
      Gain on settlement of pre-petition claims                               (377)           -            -
                                                                         ---------    ---------    ---------
Net cash flows provided (used) by operating activities                   $  15,248    ($ 19,233)   $   1,499
                                                                         ---------    ---------    ---------

Cash Flows from Investing Activities
         Capital expenditures                                            $ (11,610)   ($ 13,587)   ($ 18,328)
         Proceeds from sale of business segments                                 -       38,800            -
         Proceeds from sale of equipment                                         -            -        3,297
         Capital contribution to affiliate                                       -         (714)        (812)
         Proceeds from note receivable                                       9,700            -            -
         Plant acquisition                                                       -      (15,880)           -
                                                                         ---------    ---------    ---------
Net cash flows provided (used) by investing activities                   $  (1,910)   $   8,619    ($ 15,843)
                                                                         ---------    ---------    ---------

Cash Flows from Financing Activities
         Proceeds from long-term borrowings                              $ 161,774    $ 139,831    $  33,800
         Repayments of long-term borrowings                               (174,184)    (130,621)     (22,400)
         Payment of debt issuance costs                                     (1,360)      (1,132)           -
                                                                         ---------    ---------    ---------
Net cash flows provided (used) by financing activities                   $ (13,770)   $   8,078    $  11,400
                                                                         ---------    ---------    ---------

(Decrease) increase in cash and equivalents                              $    (432)   ($  2,536)   ($  2,944)
Cash and equivalents at beginning of year                                    3,223        5,759        8,703
                                                                         ---------    ---------    ---------
Cash and equivalents at end of year                                      $   2,791    $   3,223    $   5,759
                                                                         ---------    ---------    ---------
Supplemental Disclosures of Cash Flow Information
         Interest paid during the year                                       5,610       25,247       23,393
         Gross margin taxes paid during the year                                 -        1,938        1,348
Supplemental Schedule of Non-Cash Investing and
    Financing Activities
     Note receivable in partial payment of asset sale                    $       -    $   9,700    $       -

See notes A-F to Debtor-in-Possession financial statements that follow.

NOTES TO CONSOLIDATED DEBTOR-IN-POSSESSION FINANCIAL STATEMENTS:

A.  Basis of presentation and Bankruptcy Proceedings

On April 3, 2001, the Operating Partnership and its wholly-owned subsidiary, BCP Finance Corporation, filed a voluntary petition in the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code. During the fourth quarter 2001, the Operating Partnership began accepting bids for the sale of substantially all of its assets. An asset purchase agreement was entered into on December 21, 2001 for the sale of the Addis facility and the plant was subsequently sold in February 2002. Its Illiopolis facility was sold in April 2002 and the remaining facility, Geismar, began to be idled in March 2002 and is expected to be completed by June 2002. The Operating Partnership continues to explore possible dispositions of the Geismar plant.

As a result of the imminent liquidation of the Operating Partnership, the liquidation basis of accounting and financial statement presentation has been adopted by the Operating Partnership effective December 31, 2001. The liquidation basis of accounting requires the Operating Partnership to accrue an estimate for all liabilities related to expenses to be incurred during the wind down period. Additionally, assets and liabilities are stated at their estimated net realizable value. The estimated net realizable value of assets represents management's best estimate of the recoverable value of the assets, net of selling expenses and without consideration for the effect that the settlement of any litigation may have on the value of the assets. The assets are held at their net realizable value until they are sold or liquidated. There can be no assurance, however, that the Operating Partnership will be successful in selling the assets at the net realizable value.

The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company. The valuations presented in the accompanying Statement of Net Liabilities in Liquidation represent estimates based on present facts and circumstances of the net realizable values of assets, estimated liabilities and estimated costs associated with carrying out the liquidation of the Company. The actual values and costs could be higher or lower than the amounts recorded as of December 31, 2001.

Accounts payable and accrued expenses as of December 31, 2001 include estimates of costs to be incurred in carrying out the liquidation of the Company. These costs include a reserve for salary continuation costs, closure costs associated with the Geismar facility and other estimated liabilities including future non-cancelable lease payments. The actual costs could vary significantly from the related provisions due to uncertainty related to the length of time required to liquidate the Company and complexities and contingencies.

For more detailed information regarding the proceedings under Chapter 11, see
Note 2 to the Limited Partnership financial statements. At this time, the Operating Partnership assets are not expected to generate enough cash to make a distribution to unit holders of the Company or to satisfy all of the Operating Partnership's debts.

B.  Significant Accounting Policies

The consolidated financial statements include the accounts of the Operating Partnership and its subsidiary after elimination of intercompany accounts and transactions. The significant accounting policies discussed in Note 3 to the Limited Partnership financial statements are also applied by the Operating Limited Partnership.

C.  Liabilities subject to compromise

Liabilities subject to compromise refer to liabilities incurred prior to the commencement of the Operating Partnership Chapter 11 case. These liabilities consist primarily of amounts outstanding under the Company's long-term debt and also include accounts payable, accrued interest, and other accrued expenses. These amounts represent management's best estimate of known or potential claims to be resolved in connection with the Operating Partnership Chapter 11 case. Certain creditors have submitted claims in excess of the amounts recorded as liabilities by the Operating

Partnership. Such claims remain subject to future adjustments based on reconciliation and negotiations with applicable creditors, actions of the Bankruptcy Court, further developments with respect to disputed claims, or other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Operating Partnership Chapter 11 case. The Operating Partnership has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including pre-petition wages, vacation pay, employee benefits and reimbursement of employee business expenses. The Bankruptcy Court also has authorized the Company to pay pre-petition obligations to critical vendors to aid the Company in maintaining its normal operations.

Liabilities subject to compromise consist of the following as of December 31, 2001 (in thousands):

         Long-term debt                                    $200,000
         Pre-petition accounts payable                       39,891
         Accrued interest                                     8,073
         Payable to BCPM                                      7,706
         Other accrued liabilities                           12,218
                                                           --------
            Total liabilities subject to compromise        $267,888

D.  Related party transactions

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

The Company subleased 99 railcars from Borden at an annual cost of $0.5 million. As part of the Bankruptcy Court proceedings, the Company elected to reject the sublease agreement with Borden. As a result of this lease rejection, Borden has offset approximately $1.8 million from the proceeds of the $37.5 million note used to capitalize BCPM. BCPM has a claim against the Company for the amount of this offset. As part of the Borden offset, invoices amounting to $0.3 million for exchanges, environmental and utility services were also offset.

The employees of BCPM (together with employees providing support to or services for BCPM) operate the Partnership and participate in various General Partner benefit plans including pension, retirement savings, post-retirement other than pension, post employment, and health and life insurance. The Partnership has no direct liability for such benefits since the Partnership does not directly employ any of the persons responsible for managing and operating the Partnership, but instead reimburses the General Partner (on its own or BCPM's behalf) for their services. Charges to the Partnership for such services are actuarially determined where appropriate. The Partnership expenses the full amount of such charges but only reimburses the General Partner (on its own or BCPM's behalf) for actual benefits paid. The difference between cash payments to the General Partner (on its own or BCPM's behalf) and expense is accrued on the Partnership's books. The General Partner maintains a post-retirement and disability plan for employees of the General Partner. This liability was approximately $4.4 million as of December 31, 2001.

During 2001, BCPM made unreimbursed severance payments totaling $0.8 million to former employees of the Operating Partnership. In addition, BCPM also made unreimbursed payments for certain professional services and other expenses of $2.3 million. The Operating Partnership has reflected these payments as expense in the condensed statement of operations and have recorded a corresponding payable to BCPM, which liability is included in liabilities subject to compromise in the accompanying consolidated condensed balance sheet at December 31, 2001.

In December 2001, the Operating Partnership entered into a Loan Agreement "Loan Agreement" with BCPM whereby BCPM agreed to provide loans up to $10 million for the Operating Partnership to use for working capital requirements or other general corporate purposes in the event that there is no borrowing availability under the Operating Partnership's revolving credit facility with Fleet. The Operating Partnership could only borrow pursuant to this Loan Agreement if there were no positive borrowing availability under the Operating Partnership's revolving credit facility with Fleet. Borrowings under the Loan Agreement were payable on the earlier of a) March 31, 2002, which was subsequently extended to April 30, 2002, b) the date of confirmation of a plan of reorganization, c) the date upon which the sale of substantially all of the Operating Partnership's assets has been completed, or d) an event of default. Borrowings under the Loan Agreement bear interest at the Alternate Base Rate plus 2.75%. The Bankruptcy Court approved the Loan Agreement for borrowings up to $5 million. Borrowings under the Loan Agreement have been granted administrative expense status. On April 24, 2002, the Bankruptcy Court modified the Secondary DIP Facility by the entry of a "bridge order" authorizing BCPM to lend up to $6 million to the Operating Partnership through May 24, 2002. The Bankruptcy Court subsequently revised the bridge order reducing lending authority to $4.5 million through July 17, 2002.

Through the normal course of business, the Operating Partnership makes operating payments for two of its joint ventures, V.E.I. and Monochem. The Operating Partnership is then reimbursed in full for these payments from the joint ventures. At December 31, 2001, the receivable from these joint ventures amounted to $4.5 million.

E.  Impairment of Long-Lived Assets and Other Charges

During the year ended December 31, 2001, the Company recorded restructuring and other charges of $192.6 million primarily associated with asset impairment charges, bankruptcy court proceedings, severance, and plant closure costs.

Restructuring charges for bankruptcy reorganization include professional fees of $7.5 million, a write off of pre-petition debt issuance costs of $3.8 million and a gain from the settlement of a pre-petition liability of $0.4 million.

In the year ended December 31, 2001, the Company severed 101 employees, at an expense of $3.6 million. The Company continues to pay 75% of the cost of medical and dental insurance for severed employees for up to six months after termination. This will continue as long as the Company has the ability to provide and maintain a group medical plan. The cost of these health benefits for severed employees for the year ending December 31, 2001, was $0.2 million.

In July 2001, the court approved a Severance Plan designed to retain key non-union employees whereby employees will receive severance benefits which vary based on years of service. The plan also provided for stay bonus payments. As a result of the imminent liquidation of the Operating Partnership, it was determined that payment of severance under the Plan to the remaining employees was probable. As a result, additional severance cost in the amount of $9.5 million were accrued in the fourth quarter 2001. These employees were terminated in 2002 and received severance payments in accordance with the plan. Additionally, stay bonuses of $2.3 million were expensed as incurred during 2001.

An impairment charge of $123.0 million was recorded during the third quarter to write-down to fair value long-lived assets associated with the Geismar and Addis facilities in accordance with FAS 121 "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of" as the Company's estimates of future undiscounted cash flows associated with these facilities no longer recovered the asset's carrying value. Estimates of future undiscounted cash flows were lowered during the third quarter as a result of several factors including the expected loss of a significant customer contract, continued deterioration in the overall economy, and an extended forecast in the expected upturn of the PVC industry from previous projections. The fair value of the assets was estimated by management based on various sources including binding or non-binding bids or offers from third parties, other discussions with third parties, and an independent asset valuation.

During the fourth quarter 2001, the Court approved bidding proceedings for the sale of substantially all of the Operating Partnership's assets and the Company began the process of selling its assets. As a result, the Operating Partnership's long-lived assets became held for sale and were written down to fair value less cost to sell in accordance with FAS 121, resulting in an additional impairment charge of $31.1 million. Additionally, the Company accrued $12.2 million for estimated closure costs associated with the Geismar facility and costs associated with rejecting rail car leases.

The following is a schedule of the restructuring and related charges recorded in the year ended December 31, 2001:

                          in millions)
         Description                Type      Charge      Payment    Balance
Severance and stay bonuses          Cash      $ 15.4      $(1.8)      $13.6
Closure costs                       Cash         8.7         -          8.7
Lease rejection costs               Cash         3.5         -          3.5
Bankruptcy - professional fees      Cash         7.5       (5.8)        1.7
                                            -------------------------------
                             Total cash       $ 35.1      $(7.6)      $27.5


Asset impairment                    Non-cash   154.1
Bankruptcy - debt issuance costs    Non-cash     3.8
Bankruptcy - claim settlement       Cash        (0.4)
                                              ------
                           Total non-cash      157.5
                                 Total        $192.6


In December 2000, the Operating Partnership idled its acetylene plant and acetylene-based VCM plant due to unfavorable economic conditions. As a result, the fixed assets and other related assets of the idled facilities were reviewed for impairment and were determined to be impaired under SFAS No. 121. As a result, the Operating Partnership recorded a $58.1 million charge in 2000. The charge was comprised of $52.6 million to write-down the idled acetylene plant, acetylene-based VCM plant and other related assets to fair value as determined by estimated future discounted cash flows and $5.5 million to accrue for losses on related purchase commitments to be made during fiscal 2001. Actual payments on the purchase commitments during 2001 amounted to $4.6 million. The excess accrual of $0.9 million was reversed into income through Impairment of Long-Lived Assets and Other Charges during 2001.

F.  Commitments & Contingencies

Purchase Commitments

The Company has entered into a fifteen year supply agreement (commencing in 1997) to provide a long-term supply of ethylene, a raw material, and minimize price volatility. The purchase price for product varies with the supplier's raw material and variable costs, which are market-driven, as well as its fixed processing costs.

Subject to rights under the contract and applicable bankruptcy law, the Operating Partnership is required to purchase a specified amount of ethylene per month throughout the term of the contract. As a result of ceasing manufacturing and distribution operations at the Geismar facility, the Operating Partnership did not purchase the full amount required during April 2002 and may not purchase the full amount required thereafter. The Operating Partnership is considering assuming the contract and assigning it to a third party under section 365 of the Bankruptcy Code. There can be no assurance, however, that the Operating Partnership will identify and reach an agreement with a third party. Nor can there be any assurance that the Bankruptcy Court will approve any proposed assumption and assignment. If the Operating Partnership does not assign the contract to a third party, the supplier may take the position that the Operating Partnership is in default under the contract. If so, the supplier may attempt to terminate the contract and assert a claim for breach of the contract. Likewise, the supplier may attempt to assert a claim for breach of the contract if the Operating Partnership chooses to reject the contract under section 365 of the Bankruptcy Code. If the supplier asserts a claim for breach, the supplier may contend that its damages include: (i) amounts owing under the contract that accrued but were unpaid pre-petition, (ii) amounts owing under the contract that accrued but were unpaid postpetition and (iii) amounts the contract purports to impose in the nature of liquidated damages. In the aggregate, the supplier may contend that these three components of damages amount to approximately $26 million. No provision has been made in the financial statements for any damages the supplier may contend arise from breach, because of the possibility of assuming and assigning the contract and thereby eliminating the Operating Partnership's liability for any such damages. If the contract is not assigned and the supplier seeks damages, the Operating Partnership may take the position that all damages constitute pre-petition liabilities subject to compromise. In contrast, the supplier may attempt to obtain administrative priority for some portion of any damages. Although the Operating Partnership most likely would contest administrative priority and assert all possible defenses to all three components of the damages, there can be no assurance that the supplier would not succeed.

Environmental and Legal Contingencies

The Operating Partnership is subject to extensive state, federal and local laws and regulations. See Note 5 to the Limited Partnership financial statements for further information regarding contingencies relating to these environmental matters.

Contingencies for the Company also include lawsuits and claims, which arise in the normal course of business. Provisions of $5.3 million have been recorded as of December 31, 2001, for these various matters. In the opinion of management, the amount of the ultimate liability, taking into account its insurance coverage including its risk retention program and environmental indemnity agreement with Borden, would not materially affect the financial position or results of operations of the Operating Partnership. Any potential liability may be impacted by the Chapter 11 Cases described in Note 2.

Liens

Liens in the amount of $3.0 million have been filed against specific assets of the Operating Partnership. If the Court approves these liens, the liens would need to be paid before the related assets could be sold by the Operating Partnership. These obligations have been accrued in pre-petition liabilities.

Operating Lease Arrangements

The Company leases certain railcars under operating leases, which expire over the next fifteen years. Substantially all of these leases were rejected due to the bankruptcy proceedings during 2001 and 2002. Certain obligations exist after the rejection of these leases to clean and return these railcars to the lessor. Estimated costs of $1.7 million for cleaning and returning these railcars has been included in the Impairment of Long-Lived Assets and Other Charges, as discussed in Note 5. No provision has been established at December 31, 2001 for potential claims which may be asserted by lessors for future rentals under the respective lease agreements subsequent to the lease rejection dates as management does not believe that such claims would be allowed by the Bankruptcy Court.

                Borden Chemicals and Plastics Limited Partnership
                 Schedule II - Valuation and Qualifying Accounts
                             (Dollars in thousands)

                                                             Charged
                                    Balance at   Charged to  to other                  Balance at
                                   beginning of   cost and   accounts-  Deductions -     end of
Description                           period      expenses   describe     describe       period
-----------                        ------------  ----------  ---------  ------------   ----------
2001                                  $1,843       $6,933     $  -      $(8,776) (2)    $     0
Allowance for doubtful accounts
                                      ======       =======    ====      ============    =======
2000                                  $  456       $1,420     $  -      $   (33) (1)    $ 1,843
Allowance for doubtful accounts
                                      ======       =======    ====      ============    =======
1999                                  $  672       $ (172)    $  -      $   (44) (1)    $   456
Allowance for doubtful accounts
                                      ======       =======    ====      ============    =======


NOTES:

(1)  Accounts receivable balances written off during the period.
(2) Includes $1,843 for the de-consolidation of the Operating Limited Partnership, $3,020 for the reduction of both the receivable and related allowance for amounts due from the Operating Limited Partnership for gross margin tax liabilities as a result of a decrease in the deferred gross margin tax liability, and $3,913 as a result of adjusting receivables to their estimated net realizable value at December 31, 2001 as a result of adopting the liquidation basis of accounting.