Form 10-Q
period 2002-03-31
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 2002-11-14
CIK 821202

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002         Commission file number:  1-9699

BORDEN CHEMICALS AND PLASTICS
LIMITED PARTNERSHIP

Delaware	31-1269627
(State of organization)	(I.R.S. Employer Identification No.)

Highway 73, Geismar, Louisiana 70734	(614) 225-4482
(Address of principal executive offices)	(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     X             No            .

Number of Common Units outstanding as of the close of business on March 31, 2002: 36,750,000.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF LIABILITIES IN LIQUIDATION
(Unaudited, in thousands)

LIABILITIES (SEE NOTE 2)	March 31, 2002	December 31, 2001
Note payable to General Partner	$2,800	$2,800
Tax on gross margin	1,694	1,113
Accrued interest	196	152
Accrual for liquidation period costs	146	—

Liabilities in liquidation	$4,836	$4,065

See notes to condensed financial statements.

BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
CONDENSED STATEMENT OF CHANGES IN LIABILITIES IN LIQUIDATION
FOR THE THREE MONTHS ENDED MARCH 31, 2002
(Unaudited, in thousands)

Liabilities in liquidation at December 31, 2001	$4,065
Deferred gross margin tax expense	581
Accrual for interest expense	44
Accrual for liquidation period costs	146

Liabilities in liquidation at March 31, 2002	$4,836

See notes to condensed financial statements.

BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(Unaudited, in thousands, except per Unit Data)
(As reclassified, see Note 1)

Equity in loss of unconsolidated subsidiary	19,091

Net loss	(19,091)
Less 1% General Partner interest	(191)

Net loss applicable to Limited Partners’ interest	$(18,900)

Net loss per Unit	$(0.51)

Average number of Units outstanding during the Year	36,750
Cash distributions declared per Unit	—

See notes to condensed financial statements.

BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(Unaudited, in thousands)
(As reclassified, see Note 1)

Cash Flows from Operations
Net loss	$(19,091)
Adjustment to reconcile net loss to net cash provided by operating activities Equity on loss of unconsolidated affiliate	19,091

Net cash provided by operating activities	$—

Net cash provided by investing activities	$—

Net cash flows provided by financing activities	$—

Change in cash and equivalents	—
Cash and equivalents at beginning of year	$—

Cash and equivalents at end of year	$—

See notes to condensed financial statements.

BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(Unaudited, in thousands)

	Limited Partners	General Partner	Total
Balances at December 31, 2000	$20,371	$(1,280)	$19,091
Net loss through March 31, 2001	(18,900)	(191)	(19,091)

Balances at March 31, 2001	$1,471	$(1,471)	$0

See notes to condensed financial statements.

BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands except Unit and per Unit data)

1.    Basis of Presentation

Borden Chemicals and Plastics Limited Partnership (the “Company” or “Partnership”) is a Delaware limited partnership which owns a 98.9899% limited partner interest as sole limited partner in Borden Chemicals and Plastics Operating Limited Partnership (the “Operating Partnership”). BCP Management, Inc. (“BCPM”), a wholly owned subsidiary of Borden Chemical, Inc., formerly Borden, Inc. (“Borden”), owns a 1% interest as the sole general partner in the Partnership and a 1.0101% interest as the sole general partner (“General Partner”) in the Operating Partnership, resulting in an aggregate 2% ownership interest in the partnerships. BCPM manages the activities of the Partnership and the Operating Partnership, and its activities are limited to such management. The General Partner’s interest in the Operating Partnership is reflected as minority interest in the accompanying consolidated condensed financial statements.

On April 3, 2001, the Operating Partnership and its wholly owned subsidiary BCP Finance Corporation, filed a voluntary petition in the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code. As of April 3, 2001, the Operating Partnership’s operations are subject to the jurisdiction of the Bankruptcy Court and are no longer controlled by the Company. Accordingly, the Company no longer consolidates the Operating Partnership’s financial results in its condensed consolidated financial statements, resulting in a change in reporting entity.

As a result of this change in reporting entity, the Company changed its method of accounting for the Operating Partnership from the consolidation method to the equity method, effective January 1, 2001. Under the equity method, the Partnership’s share of the Operating Partnerships’ income or loss is recorded in earnings and as an adjustment to the Partnership’s investment in the Operating Partnership, to the extent that the Partnership’s investment is not reduced below zero. During the first quarter fiscal 2001, the Partnership’s investment in the Operating Partnership was reduced to zero, therefore, further losses incurred by the Operating Partnership are no longer recognized by the Partnership. The Partnership did not recognize its 99% share of the Operating Partnership’s losses amounting to $255.1 million for the year ended December 31, 2001.

Under the Company’s Amended and Restated Agreement of Limited Partnership, the Company is to dissolve and wind up its affairs upon, among other events, the bankruptcy of the General Partner or the sale of all or substantially all of the assets and properties of the Operating Partnership. As further discussed in Note 2, the General Partner has filed for Chapter 11 bankruptcy protection on March 22, 2002, the Operating Partnership is in the process of liquidating all of its assets, and the Operating Partnership and General Partner have filed with the bankruptcy court, a joint plan with respect to liquidation of both entities. Accordingly, it is anticipated that the Company will be dissolved and terminated as a Delaware Limited Partnership in 2002 or thereafter.

As a result of the imminent dissolution and termination of the Company, the liquidation basis of accounting and financial statement presentation was adopted by the Company effective December 31, 2001. The liquidation basis of accounting requires an accrual for an estimate for all liabilities related to expenses to be incurred during the wind-down period. Additionally, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts. The Company is a holding company and does not have its own independent operations, engage in any revenue producing activities, maintain its own bank accounts or have any cash flows or assets. Costs anticipated to be incurred to dissolve and terminate the Company are not anticipated to be significant.

The accompanying unaudited interim condensed financial statements of the Partnership contain all adjustments, consisting of normal recurring adjustments, which in the opinion of the General Partner, are necessary for a fair statement of the results for the interim periods in accordance with accounting principles generally accepted in the United States of America. Liabilities in Liquidation for the interim periods are not necessarily indicative of the Liabilities in Liquidation for the full year. The interim financial statements and notes should be read in conjunction with the financial statements and accompanying notes in the Partnership’s fiscal 2001 Annual Report on Form 10-K.

2.    Organization, Business and Proceedings Under Chapter 11

The Partnership is a holding company and does not have its own independent operations and does not engage in any revenue producing activities. As of March 31, 2002, the Operating Partnership had two operating locations: its main operating site in Geismar, Louisiana, which produced PVC resins, vinyl chloride monomer and acetylene; and a PVC resins plant located in Illiopolis, Illinois. A third location, in Addis, Louisiana was sold to Shintech Louisiana, LLC in the first quarter of 2002. The Illiopolis facility was sold in the second quarter of 2002. The acetylene plant at Geismar was idled in December 2000, the remaining Geismar operations were idled in the second quarter of 2002, and the attempted sale of various assets comprising the Geismar facility are in progress.

On April 3, 2001, the Operating Partnership and its wholly owned subsidiary, BCP Finance Corporation, (collectively, “the Debtors”) elected to seek bankruptcy court protection to develop and implement a financial reorganization. Despite management’s continuing efforts to reduce the exposure to natural gas, depressed PVC resin prices and demand converged with sharply increased energy costs in the first quarter of 2001 to create a critical debt and liquidity situation.

Subsequent to the commencement of the Operating Partnership Chapter 11 case, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to stabilize and continue business operations pending development of a plan of liquidation or reorganization. The most significant of these orders (i) approved an amendment (the “Primary DIP Facility”) to the prepetition Year 2000 Revolving Credit Facility (the “Prepetition Credit Facility”) providing up to $100 million of debtor-in-possession financing, (ii) permitted continued operation of the consolidated cash management system during the Operating Partnership Chapter 11 case in substantially the same manner as it was operated prior to the commencement of the Operating Partnership Chapter 11 case, (iii) authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses, and (iv) authorized payment of pre-petition obligations to certain vendors critical to the Operating Partnership’s ability to continue its operations.

The Primary DIP Facility, which received final Approval of the Bankruptcy Court on July 11, 2001, provided the Operating Partnership with a revolving line of credit in an aggregate amount not to exceed $100 million, subject to borrowing base limitations. The Primary DIP Facility was subsequently paid in full on April 18, 2002 with the sale of the Illiopolis, Illinois PVC facility.

Because the Primary DIP Facility was insufficient to finance the Operating Partnership’s working capital needs during the period required to obtain confirmation of a plan of reorganization for the Debtors, the Operating Partnership approached a number of institutional lenders to assess their interest in extending an additional credit to the Debtors. None of these lenders were willing to provide credit on terms acceptable to the Operating Partnership. As a result, the Operating Partnership requested its general partner, BCPM, provide a secondary DIP facility. On October 31, 2001, the Debtors filed an initial motion with the Bankruptcy Court seeking an interim order to obtain additional, secondary postpetition financing (the “Secondary DIP Facility”) from BCPM. The terms of the proposed Secondary DIP Facility were negotiated, on the one hand, by management of the Operating Partnership and the Debtors’ legal counsel and, on the other hand, by officers of BCPM and BCPM’s legal counsel, with the approval of the Independent Committee of the Board of Directors of BCPM. The independent committee is comprised of three outside directors who are not employees of the Operating Partnership, BCPM or Borden. The negotiations included efforts to obtain the support of the lenders under the Primary DIP Facility and the Official Committee of Unsecured Creditors appointed in the Operating Partnership Chapter 11 case. The Creditors Committee filed an objection to the initial motion on November 6, 2001.

Further negotiations between the Operating Partnership and BCPM occurred, and the parties agreed to revisions to the terms of the proposed Secondary DIP Facility. The Debtors sought interim approval of the revised Secondary DIP Facility. Subject to the terms and conditions of the Secondary DIP Facility, BCPM agreed to makes loans to the Operating Partnership through March 31, 2002, in an aggregate amount not to exceed $10 million for working capital, other general corporate purposes and to make payments on the Primary DIP Facility. The BCPM loans are unsecured, bear interest at the Alternate Base Rate plus 2.75% and were originally scheduled to mature on March 31, 2002. The Creditors Committee also objected to the revised Secondary DIP Facility. After a hearing, the Bankruptcy Court entered an order on December 20, 2001, granting interim approval of a $5 million Secondary DIP Facility with a maturity date of March 31, 2002.

On March 22, 2002, BCPM, the General Partner of the Company and the Operating Partnership, filed a voluntary petition under Chapter 11 of the Bankruptcy Code. As of the date of the filing, BCPM had cash of approximately $26 million, a claim of approximately $4 million against the Operating Partnership for repayment of borrowings under the Secondary DIP Facility, claims of approximately $7.8 million against the Operating Partnership for unreimbursed expenses of the Company and the Operating Partnership which were paid by BCPM. The repayment of the $7.8 million liability to BCPM is subject to the approval of the Bankruptcy Court.

On March 22, 2002, BCPM filed a motion in the General Partners Bankruptcy requesting authority to extend the maturity date of the Secondary DIP Facility and approval of the second $5 million of lending authority under the Secondary DIP Facility. This motion was approved by the Bankruptcy Court on March 27, 2002. Subsequently, the Secondary DIP Facility has been extended by order of the Bankruptcy Court on several occasions. The facility currently has total availability of $7.5 million and matures on December 31, 2002. There can, however, be no assurance that BCPM will be authorized by the Bankruptcy Court to make further loans to the Operating Partnership or that the Operating Partnership will be authorized by the Bankruptcy Court to make further borrowings from BCPM.

The Operating Partnership explored various strategic alternatives, including possible mergers or joint ventures or a sale or sales of substantially all of its assets. These strategies had been announced by the Company to the public, its creditors and the Bankruptcy Court in various public filings, press releases and pleadings. Prior to the filing of the Operating Partnership Chapter 11 case, the Operating Partnership had retained Taylor Strategic Divestitures Corporation (“Taylor”) to provide investment-banking services in connection with its attempts to complete an asset sale or other transaction.

On December 3, 2001, the Debtors filed a motion with the Bankruptcy Court seeking approval of an asset purchase agreement with Shintech Louisiana, LLC (“Shintech”) regarding the sale of the assets and operations of the Addis plant. Shintech agreed to pay: (i) $38 million for the Addis plant, (ii) the value of the Addis inventory and accounts receivable, and (iii) the cost of severance benefits for certain Addis employees. The sale excluded certain items such as cash, intercompany accounts, claims against third parties and equity interests in certain entities. The sale was approved by the Bankruptcy Court on December 20, 2001, and closed on February 28, 2002. The net proceeds were used to pay expenses of the transaction and outstanding borrowings under the Primary DIP Facility.

The Operating Partnership announced on March 8, 2002, that it had executed an asset purchase with Formosa Plastics Corporation, Delaware for the sale of the PVC plant at Illiopolis, Illinois. The Bankruptcy Court approved the Illiopolis transaction at a hearing on March 27, 2002. The transaction closed April 17, 2002, realizing net proceeds of approximately $23 million. The net proceeds were used to pay expenses of the transaction and to pay off the outstanding balance of the Primary DIP Facility.

The Operating Partnership announced on August 21, 2002, that the Bankruptcy court had approved the sale of the Geismar PVC plant to Geismar Vinyls Corporation, an affiliate of The Westlake Group for $5.0 million cash plus a promissory note for up to $4.0 million contingent upon the earnings performance of the assets. The Operating Partnership will not recognize any portion of the $4.0 million contingent payment until such contingencies are met. It is anticipated that the sale will be completed by December, 2002.

As a result of the pending sale of fixed assets and as a means to improve net cash flow to the estate, the Operating Partnership began idling the Geismar facility in March 2002. The idlement was subsequently complete in May 2002. Management continues to oversee liquidation of the remaining assets.

In 1997, the Operating Partnership entered into a fifteen-year supply agreement to provide ethylene, a key raw material, for the Geismar Vinyl Chloride Monomer (VCM) plant. Under the terms of the long-term agreement, the purchase price for the ethylene varied with the supplier’s raw material and variable cost as well as its fixed processing cost. As a result of idling the Geismar VCM plant in May 2002, the Operating Partnership no longer required the ethylene supply and began soliciting potential buyers for the contract. Under the terms of the contract the Operating Partnership was required to purchase a specified amount of ethylene per month throughout the term of the agreement. A motion was made and approved by the bankruptcy court to allow the Operating Partnership to assume the ethylene supply contract and sell its rights in a formal bidding process. An auction was subsequently held in August 2002 and the Operating Partnership sold its rights to purchase ethylene. The bankruptcy court approved this sale on August 20, 2002 and it was subsequently completed September 20, 2002. The Operating Partnership realized proceeds of $6.6 million, of which $3.4 million was paid to the ethylene supplier to cure pre-petition payables owed by the Operating Partnership.

The significant loss from operations and the bankruptcy has precluded the Company from making any distribution to its Unitholders. Also, it is not anticipated that the Partnership or Operating Partnership will be in a position to meet all of its financial obligations in the future. To the extent that payments for Company obligations are not made by BCPM, are not deemed to be reimbursable expenses from the Operating Partnership by the bankruptcy court, or the Operating Partnership does not have the ability to pay expenses deemed to be reimbursable, the Partnership would not have the wherewithal or ability to pay these obligations.

On August 1, 2002, the Operating Partnership and BCPM filed with the Bankruptcy Court a Joint Plan of Liquidation (the “Joint Plan”) with respect to the liquidation of both entities. On August 23, 2002, a First Amended Joint Plan of Liquidation (“Amended Joint Plan”) was filed. As currently scheduled, the Bankruptcy Court will consider confirmation of the Amended Joint Plan, as it may be further modified, at a hearing scheduled for January 24, 2003. Under the Amended Joint Plan, any assets of the Operating Partnership remaining after the payment of some or all administrative claims and other costs of its bankruptcy case would be transferred to a limited liability company (the “Operating Partnership Liquidating LLC”) for the benefit of the unsecured creditors of the Operating Partnership in accordance with their respective interests.

At this time the Operating Partnership’s principal assets have been, or are in the process of being, sold, and it is anticipated that, if the Amended Joint Plan is confirmed, the assets transferred to the Operating Partnership Liquidating LLC would consist of a portion of the proceeds from the sale of Operating Partnership assets and miscellaneous real and personal property of the Operating Partnership remaining unsold at the effective date of the Amended Joint Plan which would be liquidated over time by the Operating Partnership Liquidating LLC. If the Amended Joint Plan is confirmed and consummated, the Operating Partnership will be terminated as a Delaware limited partnership and will cease to exist.

Assets of BCPM remaining after the payment of administrative claims and other costs of its bankruptcy case would be transferred to a separate limited liability company (the “BCPM Liquidating LLC”) and subsequently distributed to the unsecured creditors of BCPM, consisting primarily of unsecured creditors of the Operating Partnership (other than holders of the 9.5% Notes of Operating Partnership which are nonrecourse as to BCPM) that filed claims which were allowed in BCPM’s bankruptcy case. BCPM will then be dissolved as a Delaware corporation and will cease to exist.

On August 23, 2002, a First Amended Joint Plan of Liquidation was filed, and on November 7, 2002, a Second Amended Joint Plan of Liquidation (“Amended Joint Plan”) was filed. Under the Amended Joint Plan, the Company’s limited partnership interest in the Operating Partnership and BCPM’s general partnership interest in the Operating Partnership would be extinguished, and neither the Company nor the Company’s Unitholders would receive any distribution from either the Operating Partnership or BCPM.

3.    Environmental and Legal Proceedings

Under an Environmental Indemnity Agreement (the “EIA”) between Borden and the Operating Partnership, Borden has agreed, subject to certain specified limitations, to indemnifythe Partnership in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Partnership. The Partnership is responsible for environmental liabilities arising from facts or circumstances that existed and requirements that become effective on or after such date. With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after such date, Borden and the Operating Partnership will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the assets in question (to the extent relevant). No claims can be made under the EIA for liabilities incurred after November 30, 2002.

BCPM, the Operating Partnership and Borden have agreed among themselves, and with the U.S. Department of Justice and Louisiana Department of Environmental Quality, to allocate responsibility for all environmental obligations related to the Geismar facility, including the Consent Decree issued by the United States District Court for the District of Louisiana in June, 1998, applicable federal and state environmental regulation, and permitting matters. On October 22, 2002, the Bankruptcy Court approved a series of agreements in both the Operating Partnership and BCPM bankruptcy cases, including a Settlement Agreement resolving a proof of claim, which was based on enforcement of the Consent Decree, filed by the United States. Under the settlement, Borden is responsible for investigation and remediation of the Geismar site as required by the Consent Decree, for the continued operation of the Geismar waste water treatment plant, and for various other remedial measures which may become necessary at the site; and the Operating Partnership is responsible for certain supplemental environmental projects, closure and decommissioning obligations, all of which have already been completed. These agreements, and the allocation of environmental obligations thereunder, also replace and supercede in its entirety the EIA between the Operating Partnership and Borden described in the preceding paragraph.

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

The Operating Partnership is subject to legal proceedings and claims which may arise in the ordinary course of business. Management of the Operating Partnership believes, based on the information it currently possesses, that the amount of the ultimate liability, taking into account its insurance coverage, including its risk retention program and the October 2002 settlement agreement described above with Borden, is unlikely to have a material adverse effect on the financial position or results of operations of the Operating Partnership. Any potential liability may be impacted by the Operating Partnership Chapter 11 case described in Note 2.

4.    Debt

On May 1, 1995, the Operating Partnership issued $200 million aggregate principal amount of 9.5% Notes due 2005 (the “Notes”) pursuant to an Indenture dated as of May 1, 1995

(the “Indenture”). The Notes are senior unsecured obligations of the Operating Partnership. As a result of the filing of the Operating Partnership Chapter 11 case described in Note 2, no payments will be made by the Debtors on the Notes except as approved by the Bankruptcy Court. The Company has no obligation with regards to payment of the Subordinated Notes.

5.    Related Party Transactions

The Company and the Operating Partnership’s affairs are managed by BCPM, subject to orders of the Bankruptcy Court, pursuant to the Amended and Restated Partnership Agreement of the Company and the Amended and Restated Partnership Agreement of the Operating Partnership, respectively. Neither the Company nor the Operating Partnership directly employs or employed any of the persons responsible for managing or operating the business of the Operating Partnership, but instead relied on the officers and employees of the General Partner and of Borden who provided support to or performed services for the General Partner. The Operating Partner reimburses the General Partner or Borden (on its own or on the General Partner’s behalf) for their services. As of May 31, 2002, all employment services including services of three BCPM officers have been supplied on a contract basis.

The Operating Partnership sold its formaldehyde and certain other assets for $48.5 million to Borden on July 28, 2000. As part of the transaction, the Operating Partnership and Borden entered into a series of agreements with respect to the operations of the parties at the Geismar complex, including the provision of utilities and other services by the Operating Partnership to Borden’s facilities, the provision of dock capacity by Borden to the Operating Partnership at Borden’s dock facility, the provision of a control room by Borden to the Operating Partnership, and indemnification of Borden by the Operating Partnership for any environmental liability relating to the assets purchased by Borden during the period in which they were owned by the Operating Partnership.

In April 2001, the Partnership borrowed $2.8 million from BCPM in order to pay federal gross margin taxes, and issued a demand note, bearing interest at prime rate plus 1.50%, payable to BCPM for the same amount. The Partnership recorded a deferred tax liability of $1.6 million and a receivable of $4.4 million from the Operating Partnership for future reimbursement of these expenses. Management believes the Partnership is entitled to reimbursement for these obligations by the Operating Partnership, pursuant to the Partnership Agreement and consistent with past practice; however, such reimbursement is subject to approval of the Bankruptcy Court. This receivable was written down to zero upon the Operating Partnership filing for bankruptcy due to the uncertainty surrounding the ultimate collection of these amounts.

See Note C to the Operating Partnership financial statements on page 16 for information regarding related party transactions between BCPM and the Operating Partnership.

6.    Tax on Gross Margin

In August, 1997 legislation was enacted which extends indefinitely the Partnership’s ability to be treated as a partnership for federal income tax purposes provided that the Partnership elected to be subject to a 3.5% tax on taxable gross income beginning on January 1, 1998 (the ability to be treated as a partnership had been scheduled to expire on December 31, 1997). The Partnership made such an election.

The confirmation of the Joint Plan of Liquidation will result in the nonpayment of certain debt, which could possibly be deemed a taxable event to the Partnership in determining the tax on gross margin. No provision has been made for such potential gross margin taxes. If such tax were asserted, the Partnership would contest the application of the gross margin tax to the nonpayment of debt. However, if the Partnership did not prevail, the maximum potential tax liability is estimated to be approximately $9 million.

7.    Consolidated Debtor-In-Possession Interim Financial Statements of Borden Chemicals and Plastics Operating Limited Partnership

The consolidated Debtor-In-Possession interim financial statements of the Operating Partnership as of and for the three months ended March 31, 2002 are as follows:

CONSOLIDATED STATEMENTS OF NET LIABILITIES IN LIQUIDATION
(Unaudited, in thousands)

ASSETS	March 31, 2002	December 31, 2001
Cash and equivalents	$884	$2,791
Accounts receivable	26,914	26,017
Inventories
Finished and in process goods	9,119	21,950
Raw materials and supplies	2,235	4,080
Assets held for sale	27,489	53,907
Other assets	6,466	11,535

Total assets	$73,107	$120,280

LIABILITIES
Liabilities not subject to compromise
Priority debt	$21,980	$60,000
Accounts payable	4,324	13,856
Accrued severance and closure costs	34,533	42,776
Accrued interest	158	310
Tax on gross margin	1,694	1,113
Other accrued liabilities	11,100	7,637

Total liabilities not subject to compromise	73,789	125,692
Total liabilities subject to compromise (see Note B)	263,187	267,888

Total liabilities	$336,976	$393,580

Net liabilities in liquidation	$263,869	$273,300

See notes A-F to consolidated Debtor-in-Possession financial statements that follow.

CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
FOR THE THREE MONTHS ENDED MARCH 31, 2002
(Unaudited, in thousands)

Net liabilities in liquidation at December 31, 2001	$273,300
Changes in net liabilities in liquidation:
Revision of liquidation period cost estimate	5,316
Revision to net realizable value of ethylene contract and other assets	(7,004)
Revision to net realizable value of Geismar facility assets held for sale	(4,225)
Revision of post-retirement benefit liability (see Note C)	(3,510)
Revision to net realizable value of accounts receivable	(589)
Revision to gross margin tax expense	581

Net liabilities in liquidation at March 31, 2002	$263,869

See notes A-F to consolidated Debtor-in-Possession financial statements that follow.

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(Unaudited, in thousands)

Revenues
Net trade sales	$101,455

Expenses
Costs of goods sold	121,508
Marketing, general & administrative expense	7,442
Interest expense	6,645
Equity on loss of affiliate	257
Other expense	2,986

Total expenses	$138,838

Net loss	$(37,383)

See notes A-F to consolidated Debtor-in-Possession financial statements that follow.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(Unaudited, in thousands)

Cash Flows from Operations
Net loss	$(37,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,578
Change in receivables	17,428
Change in inventory	17,801
Change in payables	(17,588)
Change in accrued interest	4,765
Other,net	(5,235)

Cash used in operations	(13,634)

Cash Flows From Investing Activities
Capital expenditures	(3,662)
Proceeds from note receivable	9,700

Cash provided by investing activities	6,038

Cash Flows from Financing Activities Proceeds from long-term borrowings	5,533

Cash provided by financing activities	5,533

Decrease in cash and equivalents	(2,063)
Cash and equivalents at beginning of period	3,223

Cash and equivalents at end of period	$1,160

See notes A-F to consolidated Debtor-in-Possession financial statements that follow.

NOTES TO CONSOLIDATED DEBTOR-IN-POSSESSION FINANCIAL STATEMENTS:

A.    Basis of presentation and Bankruptcy Proceedings

On April 3, 2001, the Operating Partnership and its wholly-owned subsidiary, BCP Finance Corporation, filed a voluntary petition in the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code. During the fourth quarter 2001, the Operating Partnership began accepting bids for the sale of substantially all of its assets. An asset purchase agreement was entered into on December 21, 2001 for the sale of the Addis facility and the plant was subsequently sold in February 2002. Its Illiopolis facility was sold in April 2002 and the remaining facility, Geismar, was idled in May 2002. A motion has been approved by the bankruptcy court for Geismar Vinyls Corporation (GVC), an affiliate of The Westlake Group to purchase the PVC and VCM plants.

As a result of the imminent liquidation of the Operating Partnership, the liquidation basis of accounting and financial statement presentation has been adopted by the Operating Partnership effective December 31, 2001. The liquidation basis of accounting requires the Operating Partnership to accrue an estimate for all liabilities related to expenses to be incurred during the wind down period. Additionally, assets and liabilities are stated at their estimated net realizable value. The estimated net realizable value of assets represents management’s best estimate of the recoverable value of the assets, net of selling expenses and without consideration for the effect that the settlement of any litigation may have on the value of the assets. The assets are held at their net realizable value until they are sold or liquidated. There can be no assurance, however, that the Operating Partnership will be successful in selling the assets at the net realizable value.

The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company. The valuations presented in the accompanying Statement of Net Liabilities in Liquidation represent estimates based on present facts and circumstances of the net realizable values of assets, estimated liabilities and estimated costs associated with carrying out the liquidation of the Company. The actual values and costs could be higher or lower than the amounts recorded as of March 31, 2002.

Accounts payable and accrued expenses include estimates of costs to be incurred in carrying out the liquidation of the Company. These costs include a reserve for salary continuation costs, closure costs associated with the Geismar facility and other estimated liabilities including future non-cancelable lease payments. The actual costs could vary significantly from the related provisions due to uncertainty related to the length of time required to liquidate the Company and complexities and contingencies.

For more detailed information regarding the proceedings under Chapter 11, see Note 2 to the Limited Partnership financial statements. At this time, the Operating Partnership assets are not expected to generate enough cash to make a distribution to unit holders of the Company or to satisfy all of the Operating Partnership’s debts.

B.    Liabilities subject to compromise

Liabilities subject to compromise refer to liabilities incurred prior to the commencement of the Operating Partnership Chapter 11 case. These liabilities consist primarily of amounts outstanding under the Company’s long-term debt and also include accounts payable, accrued interest, and other accrued expenses. These amounts represent management’s best estimate of known or potential claims to be resolved in connection with the Operating Partnership Chapter 11 case. Certain creditors have submitted claims in excess of the amounts recorded as liabilities by the Operating Partnership. Such claims remain subject to future adjustments based on reconciliation and negotiations with applicable creditors, actions of the Bankruptcy Court, further developments with respect to disputed claims, or other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Operating Partnership Chapter 11 case. The Operating Partnership has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including pre-petition wages, vacation pay, employee benefits and reimbursement of employee business expenses. The Bankruptcy Court also authorized the Company to pay pre-petition obligations to critical vendors to aid the Company in maintaining its operations.

Liabilities subject to compromise consist of the following as of March 31, 2002 (in thousands):

Long-term debt	$200,000
Pre-petition accounts payable	41,547
Accrued interest	8,073
Payable to BCPM	8,402
Other accrued liabilities	5,165

Total liabilities subject to compromise	$263,187

C.    Related party transactions

The Company and the Operating Partnership’s affairs are managed by BCPM, subject to orders of the Bankruptcy Court, pursuant to the Amended and Restated Partnership Agreement of the Company and the Amended and Restated Partnership Agreement of the Operating Partnership, respectively. Neither the Company nor the Operating Partnership directly employs or employed any of the persons responsible for managing or operating the business of the Operating Partnership, but instead relies on the officers and employees of the General Partner and of Borden who provide support to or perform services for the General Partner. The Operating Partnership reimburses the General Partner or Borden (on its own or on the General Partner’s behalf) for their services.

The Operating Partnership sold its formaldehyde and certain other assets for $48.5 million to Borden on July 28, 2000. As part of the transaction, the Operating Partnership and Borden entered into a series of agreements with respect to the operations of the parties at the Geismar complex, including the provision of utilities and other services by the Operating Partnership to Borden’s facilities at an annual charge of approximately $1.2 million for 2001, the provision of dock capacity by Borden to the Operating Partnership at Borden’s dock facility, the provision of a control room by Borden to the Operating Partnership, and indemnification of Borden by the Operating Partnership for any environmental liability relating to the assets purchased by Borden during the period in which they were owned by the Operating Partnership.

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

The employees of BCPM (together with employees providing support to or services for BCPM) operate the Partnership and participate in various General Partner benefit plans including pension, retirement savings, post-retirement other than pension, post employment, and health and life insurance. The Partnership has no direct liability for such benefits since the Partnership does not directly employ any of the persons responsible for managing and operating the Partnership, but instead reimburses the General Partner (on its own or BCPM’s behalf) for their services. Charges to the Partnership for such services are actuarially determined where appropriate. The Partnership expenses the full amount of such charges but only reimburses the General Partner (on its own or BCPM’s behalf) for actual benefits paid. The difference between cash payments to the General Partner (on its own or BCPM’s behalf) and expense is accrued on the Partnership’s books. The General Partner maintained a post-retirement and disability plan for employees of the General Partner. This estimated liability was $4.4 million as of December 31, 2001. The General Partner’s benefit plans have been terminated effective as of June 30, 2002 and the corresponding liability has been recorded as a decrease to net liabilities in liquidation during the quarter ended March 31, 2002.

During 2001, BCPM made unreimbursed severance payments totaling $0.8 million to former employees of the Operating Partnership. In addition, BCPM also made unreimbursed payments for certain professional services and other expenses. Payables of $2.9 and $2.3 million were recorded for these expenses as of March 31, 2002 and December 31, 2001, respectively.

In December 2001, the Operating Partnership entered into a Loan Agreement “Loan Agreement” with BCPM whereby BCPM agreed to provide loans up to $10 million for the Operating Partnership to use for working capital requirements or other general corporate purposes in the event that there is no borrowing availability under the Operating Partnership’s revolving credit facility with Fleet. The Operating Partnership could only borrow pursuant to this Loan Agreement if there were no positive borrowing availability under the Operating Partnership’s revolving credit facility with Fleet. Borrowings under the Loan Agreement were payable on the earlier of a) March 31, 2002, which was subsequently extended to April 30, 2002, b) the date of confirmation of a plan of reorganization, c) the date upon which the sale of substantially all of the Operating Partnership’s assets has been completed, or d) an event of default. Borrowings under the Loan Agreement bear interest at the Alternate Base Rate plus 2.75%. The Bankruptcy Court approved the Loan Agreement for borrowings up to $5 million. Borrowings under the Loan Agreement have been granted administrative expense status. On April 24, 2002, the Bankruptcy Court modified the Secondary DIP Facility by the entry of a “bridge order” authorizing BCPM to lend up to $6 million to the Operating Partnership through May 24, 2002. The Bankruptcy Court subsequently revised the bridge order several times. Under the currently approved loan agreement, which expires December 31, 2002, the availability amount is $7.5 million.

Through the normal course of business, the Operating Partnership makes operating payments for two of its joint ventures, V.E.I. and Monochem. The Operating Partnership is then reimbursed in full for these payments from the joint ventures. The receivable from these joint ventures amounted to $2.1 million at March 31, 2002, which was subsequently paid. Subsequent to June 30, 2002, the Bankruptcy Court approved the sale of the Company’s ownership interest in Monochem to the Company’s joint venture partner. V.E.I.’s joint venture partners agreed to dissolve the business. A settlement of V.E.I. affairs is ongoing, with the goal of dissolving the business in 2002 and the Company is pursuing the sale of V.E.I.’s assets.

D.    Impairment of Long-Lived Assets and Other Charges

During the year ended December 31, 2001, the Company recorded restructuring and other charges of $192.6 million primarily associated with asset impairment charges, bankruptcy court proceedings, severance, and plant closure costs.

The following is a roll forward of the restructuring and related charges recorded in the year ended December 31, 2001:

(Unaudited, in millions) Description	Type	Balance 12/31/01	Additional Expense	Payments	Adjustments	Balance 03/31/02
Severance and stay bonus	Cash	$13.6	$—	$(7.5)	$(0.3)	$5.8
Closure costs	Cash	8.7	0.3	(1.3)	—	7.7
Lease rejection costs	Cash	3.5	1.0	—	—	4.5
Bankruptcy-professional fees	Cash	1.7	1.1	(1.3)	—	1.5

Total		$27.5	$2.4	$(10.1)	$(0.3)	$19.5

E.    Liquidation Basis Adjustments

In August 2002, the Company sold its rights to their long-term ethylene supply contract (see note 2 to the Limited Partnership financial statements). The Operating Partnership realized proceeds of $6.6 million, of which $3.4 million was paid to the ethylene supplier to cure pre-petition payables owed by the Operating Partnership.

The increase in the costs expected to be incurred during the liquidation period is primarily due to an extension in the estimate of the liquidation period, resulting in additional professional fees and other costs and accruals for estimated losses on post-petition contracts.

During 2002 the net realizable value of other assets increased $4.6 million based on sales or pending sales agreements. Net realizable assets increased primarily from an increase in the net realizable value of land of $4.1 million, the PVC facility of $0.7 million, the Monochem facility of $0.5 million offset by a decrease in the net realizable value of the remaining Geismar facility assets of $1.2 million. The net realizable values were revised as the Operating Partnership was able to obtain purchase agreements for higher sales prices than previously estimated.

F.    Commitments and Contingencies

Environmental and Legal Contingencies

The Operating Partnership is subject to extensive state, federal and local laws and regulations. See Note 5 to the Limited Partnership financial statements for further information regarding contingencies relating to these environmental matters.

Contingencies for the Company also include lawsuits and claims, which arise in the normal course of business. Provisions of $5.3 million were recorded as of March 31, 2002, for these various matters. In the opinion of management, the amount of the ultimate liability, taking into account its insurance coverage including its risk retention program and environmental indemnity agreement with Borden, would not materially affect the financial position or results of operations of the Operating Partnership. Any potential liability may be impacted by the Chapter 11 Cases described in Note 2 to the Limited Partnership financials.

Liens

Liens in the amount of approximately $3.0 million have been filed against specific assets of the Operating Partnership. The Operating Partnership currently is analyzing bankruptcy law, applicable non-bankruptcy law and the factual circumstances of each alleged lien to determine whether these creditors are in fact secured and, if so, to what extent. To the extent the Court determines any the alleged liens valid, the liens would need to be paid by the Operating Partnership. These obligations have been accrued in pre-petition liabilities.

Operating Lease Arrangements

The Company leased certain railcars under operating leases, which had various expiration dates, the longest of which was fifteen years. Substantially all of these leases were rejected due to the bankruptcy proceedings during 2001 and 2002. Certain obligations exist after the rejection of these leases to clean and return these railcars to the lessor. Estimated costs of $2.7 million for cleaning and returning these railcars has been included in the Accrued Severance and Closure Costs. No provision has been established at December 31, 2001 for potential claims which may be asserted by lessors for future rentals under the respective lease agreements subsequent to the lease rejection dates as management does not believe that such claims would be allowed by the Bankruptcy Court.

ITEM 2.    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Overview and Outlook

On April 3, 2001, the Operating Partnership and its wholly owned subsidiary BCP Finance Corporation, (the “Debtors”) filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code, 11 U.S. C. 101-1330 in the United States Bankruptcy Court for the District of Delaware under case number 01-1268 (RRM) and 01-1269 (RRM) (the “Operating Partnership Chapter 11 case”). The Operating Partnership Chapter 11 cases have been procedurally consolidated for administrative purposes only. The Debtors are currently acting as debtors-in-possession pursuant to the Bankruptcy Code.

Under the Company’s Amended and Restated Agreement of Limited Partnership, the Company

is to dissolve and wind up its affairs upon, among other events, the bankruptcy of the General Partner or the sale of all or substantially all of the assets and properties of the Operating Partnership. It is anticipated that the Company will be dissolved and terminated as a Delaware Limited Partnership in 2002 or thereafter.

During the fourth quarter 2001, the Operating Partnership began accepting bids for the sale of substantially all of its assets. An asset purchase agreement was entered into on December 21, 2001 for the sale of the Addis facility and the plant was subsequently sold in February 2002. The Illiopolis facility was sold in April 2002 and the remaining facility, Geismar, was idled in May 2002. In August 2002, the U.S. Bankruptcy Court approved the sale of the Operating Partnership’s Geismar, La., polyvinyl chloride (PVC) plants as well as various other assets held at Geismar. The court also approved the sale of certain contracts for the supply of ethylene to the Geismar facility (see note 2). The Operating Partnership continues to explore possible dispositions of the remaining assets at the Geismar facility.

As a result of the expected dissolution of the Company and the imminent liquidation of the Operating Partnership, the liquidation basis of accounting and financial statement presentation has been adopted by both the Company and the Operating Partnership effective December 31, 2001. The liquidation basis of accounting requires an accrual for the estimate for all liabilities related to expenses to be incurred during the wind down period. Additionally, assets and liabilities are stated at their estimated net realizable value. The estimated net realizable value of assets represents management’s best estimate of the recoverable value of the assets, net of selling expenses and without consideration for the effect that the settlement of any litigation may have on the value of the assets. The assets are held at their estimated net realizable value until they are sold or liquidated. There can be no assurance, however, that the Operating Partnership will be successful in selling the assets at the estimated net realizable value.

Due to the bankruptcy filing, the Company no longer consolidates the Operating Partnership’s financial results in its condensed consolidated financial statements, resulting in a change in reporting entity. As a result of this change in reporting entity, the Company has restated its fiscal 2001 results, effective January 1, 2001, to account for its investment in the Operating Partnership under the equity method. Under the equity method, the Company’s share of the Operating Partnership’s income or loss is recorded in earnings and as an adjustment to the Company’s investment in the Operating Partnership, to the extent that the Company’s investment is not reduced below zero. During the first quarter fiscal 2001, the Company’s investment in the Operating Partnership was reduced to zero; therefore, further losses incurred by the Operating Partnership are no longer recognized by the Company. The Company did not recognize its 99% share of the Operating Partnership’s losses amounting to $255.1 million for the year ended December 31, 2001.

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

The Company’s $2.8 million gross margin tax obligation due in April 2001 was paid by BCPM, and, in return, the Company issued a demand note payable to BCPM. Certain other expenses, primarily for accounting and legal services, of approximately $3.1 million through December 31, 2001 have also been funded by BCPM. It is the position of BCPM that these expenses are reimbursable by the Operating Partnership pursuant to the Partnership Agreement and consistent with past practice; however, such reimbursement is subject to approval of the Bankruptcy Court. It is the position of BCPM that it is not required to make capital contributions or further loans to, or advances on behalf of, the Company. However, BCPM will consider making additional loans and advances upon request of the Company, taking into account the interests of its creditors, but there can be no assurance that BCPM will make further loans or advances in the future. The Partnership recorded interest of $0.2 million associated with this note.

To the extent that payments for Company obligations are not made by BCPM, are not deemed to be reimbursable expenses from the Operating Partnership by the bankruptcy court, or the Operating Partnership does not have the ability to pay expenses deemed to be reimbursable, the Partnership would not have the wherewithal or ability to pay these obligations.

Due to the change in reporting entity discussed above, a comparative analysis and discussion of the Company’s operations is not deemed to be meaningful. The following management discussion pertaining to the results of operations and liquidity of the Operating Partnership are included as management believes this is the most meaningful manner in which to explain the changes in the losses from its equity investment in the Operating Partnership.

Changes in Net Liabilities in Liquidation

Net liabilities in liquidation decreased in the first quarter of 2002 by approximately $9.5 million or 3.5% compared to December 31, 2001. The changes in Net Liabilities in Liquidation during the first quarter of 2002 are due to changes in estimated net realizable value of assets, an increase in estimated future operational expenses, losses on certain post-petition contracts and the reversal of the liability for a terminated post-retirement plan obligation.

The estimated net realizable value of assets held for sale increased $11.2 million during the quarter ended March 31, 2002. This increase was due to a gain on the sale of a long term ethylene contract of $6.6 million, a gain on the sale of emissions credits of $0.4 million, and the increase in the estimated value of assets at the Geismar facility of $4.2 million. The increase in estimated value of assets at the Geismar facility is based on the pending sale of the VCM and PVC plants and salvage value for the remaining Geismar assets.

The primary changes in estimated liabilities resulted in a net decrease in liabilities of $0.9 million. These changes are the result of a reduction of the post-retirement and disability plan liability of $3.5 million and an increase in contractual liabilities of $2.6 million. During 2002, the Operating Partnership discontinued the post-retirement and disability benefit plan due to the expected dissolution of the company. This resulted in a $3.5 million reduction of the estimated future costs of this plan. Based on claims filed with the bankruptcy court, the Operating Partnership accrued additional expenses of $2.6 million for post-petition liabilities resulting from non performance issues relating to certain contracts.

Estimated future operational expenses was increased by $2.7 million or 13.8% primarily due to an increase in estimated professional fees and shutdown costs for the Geismar facility due to an extension in the estimated liquidation period.

The estimated net realizable value of accounts receivable increased by $0.6 million due to the realization of receivables written down in previous periods.

Plan of Liquidation

On August 1, 2002, the Operating Partnership and BCPM filed with the Bankruptcy Court a Joint Plan of Liquidation (the “Joint Plan”) with respect to the liquidation of both entities. On August 23, 2002, a First Amended Joint Plan of Liquidation (“Amended Joint Plan”) was filed. As currently scheduled, the Bankruptcy Court will consider confirmation of the Amended Joint Plan, as it may be further modified, at a hearing scheduled for January 24, 2003. Under the Amended Joint Plan, any assets for the Operating Partnership remaining after the payment of some or all administrative claims and other costs of its bankruptcy case would be transferred to a limited liability company (the “Operating Partnership Liquidating LLC”) for the benefit of the unsecured creditors of the Operating Partnership in accordance with their respective interests.

At this time the Operating Partnership’s principal assets have been, or are in the process of being, sold, and it is anticipated that, if the Amended Joint Plan is confirmed, the assets transferred to the Operating Partnership Liquidating LLC would consist of a portion of the proceeds from the sale of Operating Partnership assets and miscellaneous real and personal property of the Operating Partnership remaining unsold at the effective date of the Amended Joint Plan which would be liquidated over time by the Operating Partnership Liquidating LLC. If the Amended Joint Plan is confirmed and consummated, the Operating Partnership will be terminated as a Delaware limited partnership and will cease to exist.

Assets of BCPM remaining after the payment of administrative claims and other costs of its bankruptcy case would be transferred to a separate limited liability company (the “BCPM Liquidating LLC”) and subsequently distributed to the unsecured creditors of BCPM, consisting primarily of unsecured creditors of the Operating Partnership (other than holders of the 9.5% Notes of Operating Partnership which are nonrecourse as to BCPM) that filed claims which were allowed in BCPM’s bankruptcy case. BCPM will then be dissolved as a Delaware corporation and will cease to exist.

Under the Amended Joint Plan, the Company’s limited partnership interest in the Operating Partnership and BCPM’s general partnership interest in the Operating Partnership would be extinguished, and neither the Company nor the Company’s Unitholders would receive any distribution from either the Operating Partnership or BCPM.

The confirmation of the Joint Plan of Liquidation will result in the nonpayment of certain debt, which could possibly be deemed a taxable event to the Partnership in determining the tax on gross margin. No provision has been made for such potential gross margin taxes. If such tax were asserted, the Partnership would contest the application of the gross margin tax to the nonpayment of debt. However, if the Partnership did not prevail, the maximum potential tax liability is estimated to be approximately $9 million.

Impact of Bankruptcy Proceedings on Unitholders

Pursuant to its Amended and Restated Agreement of Limited Partnership, the Company is required to distribute 100% of its Available Cash as of the end of each quarter on or about 45 days after the end of such quarter to Unitholders of record as of the applicable record date and to the General Partner. “Available Cash” means generally, with respect to any quarter, the sum of all cash receipts of the Company plus net reductions to reserves established in prior quarters, less cash disbursements and net additions to reserves in such quarter. The Operating Partnership is the sole source of Available Cash for the Company. Since 1998, adverse business conditions, and during 2001 the Operating Partnership Chapter 11, have considerably reduced revenues of the Operating Partnership and caused the Operating Partnership and, in turn, the Company to have net losses. No cash distributions to the Unitholders have been declared since the fourth quarter of 1997.

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

Sales of the Operating Partnership’s assets are not expected to generate enough cash to make a distribution to Unitholders or to satisfy all of the Operating Partnership’s debts, and under the Amended Joint Plan the Company’s limited partnership interest in the Operating Partnership would be extinguished. For federal income tax purposes, Unitholders take into account their allocable share of income, gains, losses, deductions and credits of the Operating Partnership (which flow to them through the Company), even if they receive no cash distribution. Sales of the Operating Partnership’s assets may, and discharge of indebtedness income resulting from the anticipated nonpayment of certain of the Operating Partnership’s debts will, result in the allocation of ordinary income and/or capital gain to Unitholders in 2002 or later years without receipt of a cash distribution from which to pay any tax liability. Due to income characterization differences, timing considerations and other potential factors, a Unitholder’s tax liability attributable to such income and/or gain may exceed, and not be offset by, any tax benefits resulting from any losses attributable to the Unitholder’s allocable share of operating results of the Operating Partnership or the Unitholder’s subsequent disposition or write-off of the Company units. The actual tax impact to a Unitholder is dependent on the Unitholder’s overall tax circumstance. Unitholders should consult with their personal tax advisors regarding the federal, state, local and/or foreign tax consequences of purchasing, holding or disposing of units.

Under the Company’s Amended and Restated Agreement of Limited Partnership, the Company is to dissolve and wind up its affairs upon, among other events, the bankruptcy of the

General Partner or the sale of all or substantially all of the assets and properties of the Operating Partnership. It is anticipated that the Company will be dissolved and terminated as a Delaware Limited Partnership in 2002 or thereafter. As explained above, no liquidating distribution will be made to Unitholders under the Amended Joint Plan or upon the dissolution and termination of the Company.

DIP	financings

The Primary DIP Facility, which received final Approval of the Bankruptcy Court on July 11, 2001, provided the Operating Partnership with a revolving line of credit in an aggregate amount not to exceed $100 million, subject to borrowing base limitations. The Primary DIP Facility was subsequently paid in full on April 18, 2002 after the sale of the Illiopolis, Illinois facility.

Because the Primary DIP Facility was insufficient to finance the Operating Partnership’s working capital needs during the period required to obtain confirmation of a plan of reorganization for the Debtors, the Operating Partnership approached a number of institutional lenders to assess their interest in extending additional credit to the Debtors. None of these lenders were willing to provide credit on terms acceptable to the Operating Partnership. The Operating Partnership requested its general partner, BCPM, provide a secondary DIP facility to it. On October 31, 2001, the Debtors filed an initial motion with the Bankruptcy Court seeking an interim order to obtain additional, secondary postpetition financing (the “Secondary DIP Facility”) from BCPM. The terms of the proposed Secondary DIP Facility were negotiated, on the one hand, by management of the Operating Partnership and the Debtors’ legal counsel and, on the other hand, by officers of BCPM and BCPM’s legal counsel, with the approval of the Independent Committee of the Board of Directors of BCPM which is comprised of three outside directors who are not employees of the Operating Partnership, BCPM or Borden. The negotiations included efforts to obtain the support of the lenders under the Primary DIP Facility and the Official Committee of Unsecured Creditors appointed in the Operating Partnership Chapter 11 case. The Creditors Committee filed an objection to the initial motion on November 6, 2001.

Further negotiations between the Operating Partnership and BCPM occurred, and the parties agreed to revisions to the terms of the proposed Secondary DIP Facility. The Debtors sought interim approval of the revised Secondary DIP Facility. Subject to the terms and conditions of the Secondary DIP Facility, BCPM agreed to makes loans to the Operating Partnership through March 31, 2002, in an aggregate amount not to exceed $10 million for working capital, other general corporate purposes and to make payments on the Primary DIP Facility. The BCPM loans are unsecured, bear interest at the Alternate Base Rate specified in the Primary DIP Facility (alternative base rate plus 1.25%) plus 2.75% and were originally scheduled to mature on March 31, 2002. The Creditors Committee also objected to the revised Secondary DIP Facility. After a hearing, the Bankruptcy Court entered an order on December 20, 2001, granting interim approval to $5 million in loans under the Secondary DIP Facility.

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

On March 22, 2002, BCPM filed a motion in the General Partner Bankruptcy requesting authority to extend the maturity date of the Secondary DIP Facility and approval of the second $5 million of lending authority under the Secondary DIP Facility. This motion was approved by the Bankruptcy Court on March 27, 2002. Subsequently, the Secondary DIP Facility has been extended by order of the Bankruptcy Court on a number of occasions. The facility currently has a loan limit of $7.5 million and matures on December 31, 2002. There can, however, be no assurance that BCPM will be authorized by the Bankruptcy Court to make further loans to the Operating Partnership or that the Operating Partnership will be authorized by the Bankruptcy Court to make further borrowings from BCPM.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Primary DIP Facility provides up to $100 million under a revolving credit agreement with Fleet Capital Corporation. Interest on borrowings under the revolving credit facility is determined, at the Operating Partnership’s option, either at LIBOR plus 3% or Base Rate plus 1.25%. At March 31, 2002, borrowings under the facility were $22.0 million. The Primary DIP Facility was paid in full on April 18, 2002.

The Partnership is exposed to swings in the LIBOR or Base rates. A change of 1.00% in the applicable rate would change the Partnership’s annual interest cost by approximately $0.2 million based on the borrowings at March 31, 2002.

Commodity Risk

The Partnership generally does not use derivatives or other financial instruments such as futures contracts to manage commodity market risk. The Partnership entered into a fifteen-year supply agreement (commencing in 1997) to provide a long-term supply of ethylene, a raw material, and minimize price volatility. The purchase price for the product varied with the supplier’s raw material and variable costs, which were market-driven, as well as its fixed costs. The Partnership subsequently sold this contract.

ITEM 4.    CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. Not applicable to quarterly period covered by this report.

(b)  Changes in internal controls. During the 90 day period prior to the filing date of this quarterly report, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The following is a description of legal proceedings involving the Operating Partnership and BCPM.

Federal Environmental Enforcement Proceeding

On March 11, 1998, the Operating Partnership and the DOJ signed a Consent Decree to resolve the enforcement action brought by the U.S. Department of Justice against the Operating Partnership in October 1994. In June 1998, the U.S. District Court for the Middle District of Louisiana entered the Consent Decree which settled and resolved the enforcement proceeding. The Consent Decree provided for a specific and detailed program of groundwater and other remediation at the Geismar facility. See “Borden Environmental Indemnity” below.

In April 1996 and November 1997, adjoining landowners filed separate tort actions in state court asserting personal injury and property value diminution as a result of releases of hazardous materials from the Geismar complex. The Operating Partnership has reached a tentative settlement with the adjoining landowners in the amount of $0.6 million. The litigation has been stayed due to the bankruptcy proceedings,

Because of the complex nature of environmental insurance coverage and the rapidly developing case law concerning such coverage, no assurance can be given concerning the extent to which insurance may cover environmental claims against the Operating Partnership.

Borden Environmental Indemnity

Under the Environmental Indemnity Agreement dated as of November 30, 1987 (the “EIA”), Borden agreed, subject to certain conditions, to indemnify the Operating Partnership in respect of environmental liabilities arising from events or violations which occurred or existed prior to November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Operating Partnership (the “Transfer Date”). The Operating Partnership is responsible for certain environmental liabilities which arose after the Transfer Date. With respect to environmental liabilities that may arise from events or violations that occurred or existed both prior to and after the Transfer Date, Borden and the Operating Partnership will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the asset in question (to the extent relevant). No claims can be made under the EIA for liabilities incurred after November 30, 2002.

BCPM, the Operating Partnership and Borden have agreed among themselves, and with the U.S. Department of Justice and Louisiana Department of Environmental Quality, to allocate responsibility for all environmental obligations related to the Geismar facility, including the Consent Decree, applicable federal and state environmental regulation, and permitting matters. On October 22, 2002, the Bankruptcy Court approved a series of agreements in both the Operating Partnership and BCPM bankruptcy cases, including a Settlement Agreement resolving a proof of claim, which was based on enforcement of the Consent Decree, filed by the United States . Under the settlement, Borden is responsible for investigation and remediation of the Geismar site as required by the Consent Decree, for the continued operation of the Geismar waste water treatment plant, and for various other remedial measures which may become necessary at the site; and the Operating Partnership is responsible for certain supplemental environmental projects, closure and decommissioning obligations, all of which have already been completed. These agreements, and the allocation of environmental obligations thereunder, also replace and supercede in its entirety the EIA between the Operating Partnership and Borden described in the preceding paragraph.

Operating Partnership Chapter 11

The Debtors commenced the Operating Partnership Chapter 11 on April 3, 2001. Additional information relating to the Operating

Partnership Chapter 11 is set forth in the notes to the financial statements at Part I, Item 1 of this Form 10-Q. Such information is incorporated herein by reference. Unsecured claims may be satisfied at less than 100% of their face value. It is impossible at this time to predict the actual recovery, if any, to which creditors of the Operating Partnership may be entitled. For information regarding the equity interests in the Company held by Unitholders, see Part I, Item 2 of this Form 10-K under the caption “Impact of Bankruptcy Proceeding on Unitholders”.

General Partner Bankruptcy

BCPM commenced the General Partner Bankruptcy on March 22, 2002. Additional information relating to the General Partner Bankruptcy is set forth in the financial statements at Part I, Item 1 of this Form 10-Q. Such information is incorporated herein by reference.

Other Legal Proceedings

The Operating Partnership previously manufactured, distributed and used many different chemicals in its business. As a result of its chemical operations, the Operating Partnership is subject to various lawsuits in the ordinary course of business which seek compensation for physical injury, pain and suffering, costs of medical monitoring, property damage and other alleged harm.

In addition, the Operating Partnership is subject to various other legal proceedings and claims which arose in the ordinary course of business. The management of the Operating Partnership believes, based upon the information it presently possesses, that the realistic range of liability to the Operating Partnership of these other matters, taking into account the Operating Partnership’s insurance coverage, including its risk retention program, and the Indemnity Agreement with Borden, would not have a material adverse effect on the financial position or results of operations of the Operating Partnership. Many of the claims that are asserted in these other legal proceedings are subject to the automatic stay provided in the Bankruptcy Code and may eventually be resolved as part of the Operating Partnership Chapter 11.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM	3. DEFAULTS ON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.    OTHER INFORMATION

Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

2.2 Second Amended Joint Plan of Liquidation filed by the Operating Partnership and BCP Finance Corporation and BCP Management, Inc. (“BCPM”) on August 23, 2002.

10.53 Order (Bridge) Authorizing Extension of Debtor’s Obligation under a Modified Loan Agreement by and between the Operating Partnership and BCPM (Entered:4/30/02).

10.54 Order (Final) Authorizing Extension of the Operating Partnership’s Obligations under a Modified Loan Agreement with BCPM (Entered: 5/23/02).

10.55 First Amendment to Modified Loan Agreement and First Amendment to Note dated as of May 23, 2002, by and between the Operating Partnership and BCPM.

10.56 Second Amendment to Modified Loan Agreement dated as of June 30, 2002, by and between the Operating Partnership and BCPM.

10.57 Order (Interim) Authorizing the Operating Partnership to Enter into Modified Loan Agreement with BCPM (Entered: 7/31/02).

10.58 Order Authorizing Debtors and Debtors in Possession to Assume and Assign Certain Ethylene Contracts and Setting Cure Amount (Entered: 8/20/02).

10.59 Order (Amended) Authorizing Debtors and Debtors in Possession to Assume and Assign Certain Ethylene Contracts and Setting Cure Amount (Entered: 9/04/02).

10.60 Agreement dated as of August 16, 2002, by and between the Operating Partnership and Georgia Gulf Corporation.

10.61 Final Order Authorizing the Operating Partnership to Enter into Modified Loan Agreement with BCPM (Entered: 8/20/02).

10.62 Third Amendment to Modified Loan Agreement and Second Amendment to Note dated as of August 19, 2002, by and between the Operating Partnership and BCPM.

10.63 Order Approving Asset Purchase Agreement ; Authorizing Sale of the PVC and VCM/E Plants and Related Geismar Assets Free and Clear of Liens, Claims and Encumbrances; and Authorizing Assumption and Assignment of Executory Contracts and Unexpired Leases Related Thereto; and Granting Related Relief (Entered: 8/22/02).

10.64 Asset Purchase Agreement dated as of August 1, 2002, by and between the Operating Partnership and Geismar Vinyls Corporation.

10.65 Order (A) Approving Purchase and Sale Agreement; (B) Authorizing Sale of Certain Real Property Located in Ascension Parish, Louisiana Free and Clear of Liens, Claims and Encumbrances; and (C) Granting Related Relief (Entered 9/24/02).

10.66 Amended Purchase and Sale Agreement dated as of August 5, 2002, by and between the Operating Partnership and L.J. Grezaffi D/B/A L.J.G. Land Company.

10.67 Order (A) Approving Purchase and Sale Agreement; (B) Authorizing Sale of Certain Geismar Emission Reduction Credits Free and Clear of All Liens, Claims and Encumbrances; (C) Authorizing Payment of Related Broker’s Fee; and (D) Granting Related Relief (Entered: 9/24/02).

10.68 Purchase and Sale Agreement dated as of August 22, 2002, by and between the Operating Partnership and Weyerhaeuser Company.

10.69 Order Granting Authority to Extend Obligations of the Operating Partnership Under Modified Loan Agreement with BCPM (Entered: 10/24.02).

10.70 Fourth Amendment to Modified Loan Agreement and Third Amendment to Note dated as of October 22, 2002, by and between the Operating Partnership and BCPM.

10.71 Order Approving Environmental Settlement Agreements between the Debtors, BCPM, Borden Chemical, Inc., United States Department of Justice on behalf of the Environmental Protection Agency, and the Louisiana Department of Environmental Quality (Entered: 10/24/02).

10.72 Settlement Agreement by and among the Operating Partnership, BCPM, Borden Chemical, Inc. (“BCI”), United States Department of Justice on behalf of the Environmental Protection Agency and the Louisiana Department of Environmental Quality.

10.73 Geismar Environmental Allocation Agreement by and among the Operating Partnership, BCPM and BCI.

10.74 Environmental Servitude Agreement by and between the Operating Partnership and BCI.

10.75 Master Asset Conveyance and Facility Support Agreement by and between the Operating Partnership and BCI.

10.76 Operating Agreement and Lease by and between the Operating Partnership and BCI.

10.77 Order (A) Approving Purchase and Sale Agreement; (B) Authorizing Sale of Monochem, Inc. and Certain Related Assets Free and Clear of All Liens, Claims and Encumbrances; (C) Authorizing Assumption and Assignment of Operations Agreements; and (D) Granting Related Relief (Entered: 10/24/02).

10.78 Purchase and Sale Agreement dated as of October 3, 2002, by and between the Operating Partnership and Crompton Manufacturing Company.

10.79 Agreement and Continued and Amended Agreement dated as of May 30, 2002, and October 1, 2002, respectively, by and between BCPM and Mark J. Schneider.

10.80 Agreement and Continued and Amended Agreement dated as of May 31, 2002, and October 1, 2002, respectively, by and between BCPM and Robert R. Whitlow, Jr.

10.81 Agreement and Continued and Amended Agreement dated as of May 31, 2002, and October 1, 2002, respectively, by and between BCPM and Marshall D. Owens.

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Action of 2002.

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Action of 2002.

(b) Reports on Form 8-K

(i) Registrant filed a Current Report on Form 8-K dated and filed on February 25, 2002, which filed a copy of a letter from the registrant to its unitholders providing information regarding the bankruptcy proceedings of its operating subsidiary and certain tax information.

(ii) Registrant filed a Current Report on Form 8-K dated March 22, 2002, and filed on April 3, 2002, reporting the filing by the registrant’s general partner of a voluntary petition under Chapter 11 of the Bankruptcy Code.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP By BCP Management, Inc., its General Partner

By:	/S/ ROBERT R. WHITLOW, JR.
Robert R. Whitlow, Jr.
Chief Financial Officer and Treasurer

November 14, 2002

CERTIFICATIONS

I, Mark J. Schneider, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Borden Chemicals and Plastics Limited Partnership;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

Date: November 14, 2002 /

/S/    MARK J. SCHNEIDER
_______________________________________
Mark J. Schneider
President and Chief Executive Officer

I, Robert R. Whitlow, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Borden Chemicals and Plastics Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

Date: November 14, 2002

/S/    ROBERT R. WHITLOW, JR.
_______________________________________
Robert R. Whitlow, Jr.
Chief Financial Officer and Treasurer