Form 10-Q
period 2002-06-30
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 2002-11-15
CIK 821202

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002	Commission file number: 1-9699

BORDEN CHEMICALS AND PLASTICS
LIMITED PARTNERSHIP

Delaware	31-1269627

(State of organization)	(I.R.S. Employer Identification No.)

Highway 73, Geismar, Louisiana 70734	(614) 225-4482

(Address of principal executive offices)	(Registrant’s telephone number)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐.

Number of Common Units outstanding as of the close of business on June 30, 2002: 36,750,000.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF LIABILITIES IN LIQUIDATION
(Unaudited, in thousands)

LIABILITIES (SEE NOTE 2)	June 30, 2002	December 31, 2001

Note payable to General Partner	$2,800	$2,800
Tax on gross margin	1,694	1,113
Accrued interest	240	152
Accrual for liquidation period costs	102	—

Liabilities in liquidation	$4,836	$4,065

See notes to condensed financial statements.

BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
CONDENSED STATEMENT OF CHANGES IN LIABILITIES IN LIQUIDATION
FOR THE THREE MONTHS ENDED JUNE 30, 2002
(Unaudited, in thousands)

Liability in liquidation at March 31, 2002	$4,836
Accrual for liquidation period costs	—

Liabilities in liquidation at June 30, 2002	$4,836

See notes to condensed financial statements.

BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
CONDENSED STATEMENT OF CHANGES IN LIABILITIES IN LIQUIDATION
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(Unaudited, in thousands)

Liability in liquidation at December 31, 2001	$4,065
Deferred gross margin tax expense	581
Accrual for interest expense	88
Accrual for liquidation period costs	102

Liabilities in liquidation at June 30, 2002	$4,836

See notes to condensed financial statements.

BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001
(Unaudited, in thousands, except per Unit Data)

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001

Interest expense	50	50
Bad debt expense	6,933	6,933
Equity in loss of unconsolidated subsidiaries	—	19,091

Net loss	(6,983)	(26,074)
Less 1% General Partner interest	(70)	(261)

Net loss applicable to Limited Partners’ interest	$(6,913)	$(25,813)

Net loss per Unit	$(0.19)	$(0.70)

Average number of Units outstanding during the Year	36,750	36,750
Cash distributions declared per Unit	—	—

See notes to condensed financial statements.

BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001
(Unaudited, in thousands)

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001

Cash Flows from Operations
Net loss	$(6,983)	$(26,074)
Adjustments to reconcile net loss to Net cash provided by operating activities
Equity in loss of unconsolidated affiliate	—	19,091
Bad debt expense	6,933	6,933
Other, net	50	50

Net cash provided by operating activities	—	—

Net cash provided by investing activities	—	—

Net cash flows provided by financing activities	—	—

Change in cash and equivalents	—	—
Cash and equivalents at beginning of year	—	—

Cash and equivalents at end of year	$—	$—

See notes to condensed financial statements.

BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(Unaudited, in thousands)

	Limited Partners	General Partner	Total

Balances at December 31, 2000	$20,371	$(1,280)	$19,091
Net loss through June 30, 2001	(25,813)	(261)	(26,074)

Balances at June 30, 2001	$(5,442)	$(1,541)	$(6,983)

See notes to condensed financial statements.

BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
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

Under the Company’s Amended and Restated Agreement of Limited Partnership, the Company is to dissolve and wind up its affairs upon, among other events, the bankruptcy of the General Partner or the sale of all or substantially all of the assets and properties of the Operating Partnership.  As further discussed in Note 2, the General Partner has filed for Chapter 11 bankruptcy protection on March 22, 2002, the Operating Partnership is in the process of liquidating all of its assets, and the Operating Partnership and the General Partner have filed a joint plan with respect to the liquidation of both entities.  Accordingly, it is anticipated that the Company will be dissolved and terminated as a Delaware Limited Partnership in 2002 or thereafter.

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

2.   Organization, Business and Proceedings Under Chapter 11

The Partnership is a holding company and does not have its own independent operations and does not engage in any revenue producing activities.  As of June 30, 2002, the Operating Partnership had one operating location: its main operating site in Geismar, Louisiana, which produced PVC resins, vinyl chloride monomer and acetylene. Two locations, PVC resins plants, located in Illiopolis, Illinois and Addis, Louisiana were sold in the first half of 2002.  The acetylene plant at Geismar was idled in December 2000, the remaining Geismar operations were idled in the second quarter of 2002, and the attempted sale of various assets comprising the Geismar facility are in progress.

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

The Primary DIP Facility, which received final Approval of the Bankruptcy Court on July 11, 2001, provided the Operating Partnership with a revolving line of credit in an aggregate amount not to exceed $100 million, subject to borrowing base limitations. The Primary DIP Facility was subsequently paid in full on April 18, 2002, with the sale of the Illiopolis, Illinois PVC facility.

Because the Primary DIP Facility was insufficient to finance the Operating Partnership’s working capital needs during the period required to obtain confirmation of a plan of reorganization for the Debtors, the Operating Partnership approached a number of institutional lenders to assess their interest in extending an additional credit to the Debtors.  None of these lenders were willing to provide credit on terms acceptable to the Operating Partnership.  As a result, the Operating Partnership requested its general partner, BCPM, to provide a secondary DIP facility. On October 31, 2001, the Debtors filed an initial motion with the Bankruptcy Court seeking an interim order to obtain additional, secondary postpetition financing (the “Secondary DIP Facility”) from BCPM.  The terms of the proposed Secondary DIP Facility were negotiated, on the one hand, by management of the Operating Partnership and the Debtors’ legal counsel and, on the other hand, by officers of BCPM and BCPM’s legal counsel, with the approval of the Independent Committee of the Board of Directors of BCPM.  The independent committee is comprised of three outside directors who are not employees of the Operating Partnership, BCPM or Borden.  The negotiations included efforts to obtain the support of the lenders under the Primary DIP Facility and the Official Committee of Unsecured Creditors appointed in the Operating Partnership Chapter 11 case.  The Creditors Committee filed an objection to the initial motion on November 6, 2001.

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

On December 3, 2001, the Debtors filed a motion with the Bankruptcy Court seeking approval of an asset purchase agreement with Shintech Louisiana, LLC (“Shintech”) regarding the sale of the assets and operations of the Addis plant.  Shintech agreed to pay: (i) $38 million for the Addis plant, (ii) the value of the Addis inventory and accounts receivable, and (iii) the cost of severance benefits for certain Addis employees.  The sale excluded certain items such as cash, intercompany accounts, claims against third parties and equity interests in certain entities.  The sale was approved by the Bankruptcy Court on December 20, 2001, and closed on February 28, 2002.  The net proceeds from the sale were used to pay expenses of the transaction and outstanding borrowings under the Primary DIP Facility.

The Operating Partnership announced on March 8, 2002, that it had executed an asset purchase agreement with Formosa Plastics Corporation, Delaware for the sale of the plant at Illiopolis, Illinois.  The Bankruptcy Court approved the Illiopolis transaction at a hearing on March 27, 2002.  The transaction closed April 17, 2002, realizing net proceeds of approximately $23 million. The net proceeds were used to pay expenses of the transaction and to pay off the outstanding balance of the Primary DIP Facility.

The Operating Partnership announced on August 21, 2002, that the Bankruptcy court had approved the sale of the Geismar PVC plant to Geismar Vinyls Corporation, an affiliate of The Westlake Group for $5.0 million cash plus a promissory note for up to $4.0 million contingent upon the earnings performance of the assets.  The Operating Partnership will not recognize any portion of the $4.0 million contingent payment until such contingencies are met. It is anticipated the sale will be completed by December, 2002.

As a result of the pending sale of fixed assets and as a means to improve net cash flow to the estate, the Operating Partnership began idling the Geismar plant in March 2002.  The idlement was subsequently complete in May 2002.  Management continues to oversee liquidation of the remaining assets.

In 1997, the Operating Partnership entered into a fifteen-year supply agreement to provide ethylene, a key raw material, for the Geismar Vinyl Chloride Monomer (VCM) plant. Under the terms of the long-term agreement, the purchase price for the ethylene varied with the supplier’s raw material and variable cost as well as its fixed processing cost. As a result of idling the Geismar VCM plant in May 2002, the Operating Partnership no longer required the ethylene supply and began soliciting potential buyers for the contract.  Under the terms of the contract the Operating Partnership was required to purchase a specified amount of ethylene per month throughout the term of the agreement.  A motion was made and approved by the bankruptcy court to allow the Operating Partnership to assume the supply contract and sell its rights in a formal bidding process. An auction was subsequently held in August 2002 and the Operating Partnership sold its rights to purchase ethylene. The bankruptcy court approved this sale on August 20, 2002 and it was subsequently completed September 20, 2002.  The Operating Partnership realized proceeds of $6.6 million, of which $3.4 million was paid to the ethylene supplier to cure pre-petition payables owed by the Operating Partnership.

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

3.   Environmental and Legal Proceedings

Under an Environmental Indemnity Agreement (the “EIA”) between Borden and the Operating Partnership, Borden has agreed, subject to certain specified limitations, to indemnify the Partnership in respect of environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the initial sale of the Geismar and Illiopolis plants to the Partnership.  The Partnership is responsible for environmental liabilities arising from facts or circumstances that existed and requirements that become effective on or after such date.  With respect to certain environmental liabilities that may arise from facts or circumstances that existed and requirements in effect both prior to and after such date, Borden and the Operating Partnership will share liabilities on an equitable basis considering all of the facts and circumstances including, but not limited to, the relative contribution of each to the matter and the amount of time each has operated the assets in question (to the extent relevant).  No claims can be made under the EIA for liabilities incurred after November 30, 2002.

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

See Note C to the Operating Partnership financial statements on page 17 for information regarding related party transactions between BCPM and the Operating Partnership.

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

7.   Consolidated Debtor-In-Possession Financial Statements of Borden Chemicals and Plastics Operating Limited Partnership

The consolidated Debtor-In-Possession financial statements of the Operating Partnership as of and for the six months ended June 30, 2002 and June 30, 2001 are as follows:

CONSOLIDATED STATEMENTS OF NET LIABILITIES IN LIQUIDATION
(Unaudited, in thousands):

	June 30, 2002	December 31, 2001

ASSETS
Cash and equivalents	$3,538	$2,791
Trade accounts receivable	925	26,017
Inventories
Finished and in process goods	—	21,950
Raw materials and supplies	—	4,080
Assets held for sale	17,229	53,907
Other assets	4,495	11,535

Total assets	$26,187	$120,280

LIABILITIES
Liabilities not subject to compromise
Priority debt	$—	$60,000
Accounts payable	1,330	13,856
Accrued severance and closure costs	15,603	42,776
Accrued interest	—	310
Tax on gross margin	1,694	1,113
Other accrued liabilities	6,247	7,637

Total liabilities not subject to compromise	24,874	125,692

Total liabilities subject to compromise (see Note B)	265,182	267,888

Total liabilities	$290,056	$393,580

Net liabilities in liquidation	$263,869	$273,300

See notes A-F to consolidated Debtor-in-Possession financial statements that follow.

CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES IN LIQUIDATION
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002
(Unaudited, in thousands)

Three Months Ended June 30, 2002

Net liabilities in liquidation March 31, 2002	$263,869
Changes in net liabilities in liquidation	—

Net liabilities in liquidation June 30, 2002	$263,869

Six Months Ended June 30, 2002

Net liabilities in liquidation at December 31, 2001	$273,300
Changes in net liabilities in liquidation:
Revision of liquidation period cost estimate	5,316
Revision to net realizable value of ethylene contract and other assets	(7,004)
Revision to net realizable value of Geismar facility assets held for sale	(4,225)
Revision of post-retirement benefit liability (see Note C)	(3,510)
Revision to net realizable value of accounts receivable	(589)
Revision to gross margin tax expense	581

Net liabilities in liquidation at June 30, 2002	$263,869

See notes A-F to consolidated Debtor-in-Possession financial statements that follow.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001
(Unaudited, in thousands):

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001

Revenues
Net trade sales	$93,348	$194,803
Net sales to related parties	—	—

Total revenues	93,348	194,803

Expenses
Costs of goods sold	100,278	221,786
Impairment of long-lived assets and other charges	(945)	(945)
Marketing, general & administrative expense	5,415	11,777
Interest expense	2,270	8,915
Equity in loss of affiliate	677	934
Other (income) expense	2,992	5,980
Reorganization costs:
Professional fees	2,510	3,590
Loss on debt issuance costs	3,755	3,755
Gain on settlement of pre-petition claims	(377)	(377)

Total expenses	$116,575	$255,415

Net loss	$(23,227)	$(60,612)

See notes A-F to consolidated Debtor-in-Possession financial statements that follow.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(Unaudited, in thousands)

Cash Flows from Operations
Net loss	$(60,612)
Adjustments to reconcile net loss to net cash used by Operating activities:
Depreciation	13,320
Change in receivables	21,212
Change in inventory	22,009
Change in accounts payable	(3,730)
Other	1,437
Reorganization items:
Payment of professional fees	(1,880)
Loss on debt issuance costs	3,755
Gain on settlement of pre-petition claims	(377)

Net cash flows used by operating activities	(4,866)

Cash Flows from Investing Activities
Capital expenditures	$(4,717)
Proceeds from note receivable	9,700

Net cash flows provided (used) by investing activities	$4,983

Cash Flows from Financing Activities
Gross borrowings under line-of-credit agreement	91,126
Gross repayments under line-of-credit agreement	(92,365)
Payment of debt issuance costs	(1,360)

Net cash flows provided (used) by financing activities	(2,599)

Change in cash and equivalents	(2,482)
Cash and equivalents at beginning of period	3,223

Cash and equivalents at end of period	$741

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

The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company.  The valuations presented in the accompanying Statement of Net Liabilities in Liquidation represent estimates based on present facts and circumstances of the net realizable values of assets, estimated liabilities and estimated costs associated with carrying out the liquidation of the Company.  The actual values and costs could be higher or lower than the amounts recorded as of June 30, 2002.

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

Liabilities subject to compromise consist of the following as of June 30, 2002 (in thousands):

Long-term debt	$200,000
Pre-petition accounts payable	41,784
Accrued interest	8,073
Payable to BCPM	10,224
Other accrued liabilities	5,101

Total liabilities subject to compromise	$265,182

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

The employees of BCPM (together with employees providing support to or services for BCPM) operate the Partnership and participate in various General Partner benefit plans including pension, retirement savings, post-retirement other than pension, post employment, and health and life insurance.  The Partnership has no direct liability for such benefits since the Partnership does not directly employ any of the persons responsible for managing and operating the Partnership, but instead reimburses the General Partner (on its own or BCPM’s behalf) for their services.  Charges to the Partnership for such services are actuarially determined where appropriate.  The Partnership expenses the full amount of such charges but only reimburses the General Partner (on its own or BCPM’s behalf) for actual benefits paid.  The difference between cash payments to the General Partner (on its own or BCPM’s behalf) and expense is accrued on the Partnership’s books. The General Partner maintained a post-retirement and disability plan for employees of the General Partner.  This estimated liability was $4.4 million as of December 31, 2001.  The General Partner’s benefit plans have been terminated, effective as of June 30, 2002 and the corresponding liability was recorded as a decrease to net liabilities in liquidation during the quarter ended March 31, 2002.

During 2001, BCPM made unreimbursed severance payments totaling $0.8 million to former employees of the Operating Partnership. In addition, BCPM also made unreimbursed payments for certain professional services and other expenses.  Payables of $4.0 and $2.3 million were recorded for these expenses as of June 30, 2002 and December 31, 2001.

In December 2001, the Operating Partnership entered into a Loan Agreement “Loan Agreement” with BCPM whereby BCPM agreed to provide loans up to $10 million for the Operating Partnership to use for working capital requirements or other general corporate purposes in the event that there is no borrowing availability under the Operating Partnership’s revolving credit facility with Fleet.  The Operating Partnership could only borrow pursuant to this Loan Agreement if there were no positive borrowing availability under the Operating Partnership’s revolving credit facility with Fleet.   Borrowings under the Loan Agreement were payable on the earlier of a) March 31, 2002, which was subsequently extended to April 30, 2002, b) the date of confirmation of a plan of reorganization, c) the date upon which the sale of substantially all of the Operating Partnership’s assets has been completed, or d) an event of default.  Borrowings under the Loan Agreement bear interest at the Alternate Base Rate plus 2.75%.  The Bankruptcy Court approved the Loan Agreement for borrowings up to $5 million.  Borrowings under the Loan Agreement have been granted administrative expense status. On April 24, 2002, the Bankruptcy Court modified the Secondary DIP Facility by the entry of a “bridge order” authorizing BCPM to lend up to $6 million to the Operating Partnership through May 24, 2002.  The Bankruptcy Court subsequently revised the order several times.  Under the currently approved loan agreement, which expires December 31, 2002, the availability amount is $7.5 million.

Through the normal course of business, the Operating Partnership makes operating payments for two of its joint ventures, V.E.I. and Monochem.  The Operating Partnership is then reimbursed in full for these payments from the joint ventures.  The receivable from these joint ventures amounted to $1.2 million at June 30, 2002, which was subsequently paid. Subsequent to June 30, 2002, the Bankruptcy Court approved the sale of the Company’s ownership interest in Monochem to the Company’s joint venture partner.  V.E.I.’s joint venture partners agreed to dissolve the business.  A settlement of V.E.I. affairs is ongoing, with the goal of dissolving the business in 2002 and the Company is pursuing the sale of V.E.I.’s assets.

D.   Impairment of Long-Lived Assets and Other Charges

During the year ended December 31, 2001, the Company recorded restructuring and other charges of $192.6 million primarily associated with asset impairment charges, bankruptcy court proceedings, severance, and plant closure costs.

The following is a roll forward of the restructuring and related charges recorded in the year ended December 31, 2001:

(Unaudited, in millions)

Description	Type	Balance 12/31/01	Additional Expense	Payments	Adjustments	Balance 06/30/02

Severance and stay bonus	Cash	$13.6	$—	$(13.3)	$(0.3)	$—
Closure costs	Cash	8.7	0.3	(2.9)	—	6.1
Lease rejection costs	Cash	3.5	1.0	(0.8)	—	3.7
Bankruptcy-professional fees	Cash	1.7	3.4	(3.2)	—	1.9

Total		$27.5	$4.7	$(20.2)	$(0.3)	$12.6

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

F.   Commitments & Contingencies

Environmental and Legal Contingencies

The Operating Partnership is subject to extensive state, federal and local laws and regulations.  See Note 5 to the Limited Partnership financial statements for further information regarding contingencies relating to these environmental matters.

Contingencies for the Company also include lawsuits and claims, which arise in the normal course of business. Provisions of $5.3 million were recorded as of June 30, 2002, for these various matters.  In the opinion of management, the amount of the ultimate liability, taking into account its insurance coverage including its risk retention program and environmental indemnity agreement with Borden, would not materially affect the financial position or results of operations of the Operating Partnership.  Any potential liability may be impacted by the Chapter 11 Cases, described in Note 2 to the Limited Partnership financials.

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

Operating Lease Arrangements

The Company leases certain railcars under operating leases, which had various expiration dates, the longest of which was fifteen years.  Substantially all of these leases were rejected due to the bankruptcy proceedings during 2001 and 2002.  Certain obligations exist after the rejection of these leases to clean and return these railcars to the lessor.  Estimated costs of $2.7 million for cleaning and returning these railcars has been included in the Accrued Severance and Closure Costs.  No provision has been established at December 31, 2001 for potential claims which may be asserted by lessors for future rentals under the respective lease agreements subsequent to the lease rejection dates as management does not believe that such claims would be allowed by the Bankruptcy Court.

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

During the fourth quarter 2001, the Operating Partnership began accepting bids for the sale of substantially all of its assets.  An asset purchase agreement was entered into on December 21, 2001 for the sale of the Addis facility and the plant was subsequently sold in February 2002.  The Illiopolis facility was sold in April 2002 and the remaining facility, Geismar, was idled in that same month.  In August 2002, the U.S. Bankruptcy Court approved the sale of the Operating Partnership’s Geismar, La., polyvinyl chloride (PVC) facility.  The court also approved the sale of certain contracts for the supply of ethylene to the Geismar facility.  The Operating Partnership continues to explore possible dispositions of the remaining assets at the Geismar facility.

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

Changes in Net Liabilities in Liquidation

During the second quarter of 2002, there was no change in Net Liabilities in Liquidation as the estimated net realizable value of assets, liabilities and future operating expenses has not changed from the first quarter of 2002.

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

DIP financings

The Primary DIP Facility, which received final Approval of the Bankruptcy Court on July 11, 2001, provided the Operating Partnership with a revolving line of credit in an aggregate amount not to exceed $100 million, subject to borrowing base limitations. The Primary DIP Facility was subsequently paid in full on April 18, 2002, after the sale of the Illiopolis, Illinois facility.

Because the Primary DIP Facility was insufficient to finance the Operating

Partnership’s working capital needs during the period required to obtain confirmation of a plan of reorganization for the Debtors, the Operating Partnership approached a number of institutional lenders to assess their interest in extending additional credit to the Debtors.  None of these lenders were willing to provide credit on terms acceptable to the Operating Partnership.  The Operating Partnership requested its general partner, BCPM, to provide a secondary DIP facility to it. On October 31, 2001, the Debtors filed an initial motion with the Bankruptcy Court seeking an interim order to obtain additional, secondary postpetition financing (the “Secondary DIP Facility”) from BCPM.  The terms of the proposed Secondary DIP Facility were negotiated, on the one hand, by management of the Operating Partnership and the Debtors’ legal counsel and, on the other hand, by officers of BCPM and BCPM’s legal counsel, with the approval of the Independent Committee of the Board of Directors of BCPM which is comprised of three outside directors who are not employees of the Operating Partnership, BCPM or Borden.  The negotiations included efforts to obtain the support of the lenders under the Primary DIP Facility and the Official Committee of Unsecured Creditors appointed in the Operating Partnership Chapter 11 case.  The Creditors Committee filed an objection to the initial motion on November 6, 2001.

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

On March 22, 2002, BCPM filed a motion in the General Partner Bankruptcy requesting authority to extend the maturity date of the Secondary DIP Facility and approval of the second $5 million of lending authority under the Secondary DIP Facility.  This motion was approved by the Bankruptcy Court on March 27, 2002.  Subsequently, BCPM filed a further motion seeking authority to lend the Operating Partnership up to $6 million (with sub-limits on the use of funds to pay ordinary costs of administration and severance) after expiration of the Secondary DIP Facility on April 30, 2002.  The Bankruptcy Court entered a “bridge order” on April 24, 2002, authorizing such lending until May 23, 2002.  The court extended the “bridge order” through June 30, 2002 in the amount of $4.5 million, based on cash flow needs of the Operating Partnership.  The Secondary DIP Facility has subsequently been increased to a maximum of $7.5 million, and extended through December 31, 2002.  There can, however, be no assurance that BCPM will be authorized by the Bankruptcy Court to make further loans to the Operating Partnership or that the Operating Partnership will be authorized by the Bankruptcy Court to make further borrowings from BCPM.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Primary DIP Facility provides up to $100 million under a revolving credit agreement with Fleet Capital Corporation.  Interest on borrowings under the revolving credit facility is determined, at the Operating Partnership’s option, either at LIBOR plus 3% or Base Rate plus 1.25%. The Primary DIP Facility was paid in full on April 18, 2002.

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

       Not Applicable.

ITEM 5.          OTHER INFORMATION

       Not Applicable.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

            2.2/(15)/  Second Amended Joint Plan of Liquidation filed by the Operating Partnership and BCP Finance Corporation and BCP Management, Inc. (“BCPM”) on August 23, 2002.

        10.53/(15)/  Order (Bridge) Authorizing Extension of Debtor’s Obligation under a Modified Loan Agreement by and between the Operating Partnership and BCPM (Entered:4/30/02).

        10.54/(15)/  Order (Final) Authorizing Extension of the Operating Partnership’s Obligations under a Modified Loan Agreement with BCPM (Entered: 5/23/02).

        10.55/(15)/  First Amendment to Modified Loan Agreement and First Amendment to Note dated as of May 23, 2002, by and between the Operating Partnership and BCPM.

        10.56/(15)/  Second Amendment to Modified Loan Agreement dated as of June 30, 2002, by and between the Operating Partnership and BCPM.

        10.57/(15)/  Order (Interim) Authorizing the Operating Partnership to Enter into Modified Loan Agreement with BCPM (Entered: 7/31/02).

        10.58/(15)/  Order Authorizing Debtors and Debtors in Possession to Assume and Assign Certain Ethylene Contracts and Setting Cure Amount (Entered: 8/20/02).

        10.59/(15)/  Order (Amended) Authorizing Debtors and Debtors in Possession to Assume and Assign Certain Ethylene Contracts and Setting Cure Amount (Entered: 9/04/02).

        10.60/(15)/  Agreement dated as of August 16,2002, by and between the Operating Partnership and Georgia Gulf Corporation.

        10.61/(15)/  Final Order Authorizing the Operating Partnership to Enter into Modified Loan Agreement with BCPM (Entered: 8/20/02).

        10.62/(15)/  Third Amendment to Modified Loan Agreement and Second Amendment to Note dated as of August 19, 2002, by and between the Operating Partnership and BCPM.

        10.63/(15)/  Order Approving Asset Purchase Agreement ; Authorizing Sale of the PVC and VCM/E          Plants and Related Geismar Assets Free and Clear of Liens, Claims and Encumbrances; and Authorizing Assumption and Assignment of Executory Contracts and Unexpired Leases Related Thereto; and Granting Related Relief (Entered: 8/22/02).

        10.64/(15)/  Asset Purchase Agreement dated as of August 1, 2002, by and between the Operating Partnership and Geismar Vinyls Company.

        10.65/(15)/  Order (A) Approving Purchase and Sale Agreement; (B) Authorizing Sale of Certain Real Property Located in Ascension Parish, Louisiana Free and Clear of Liens, Claims and Encumbrances; and (C) Granting Related Relief (Entered 9/24/02).

        10.66/(15)/  Amended Purchase and Sale Agreement dated as of August 5, 2002, by and between the Operating Partnership and L.J. Grezaffi D/B/A L.J.G. Land Company.

        10.67/(15)/  Order (A) Approving Purchase and Sale Agreement; (B) Authorizing Sale of Certain Geismar Emission Reduction Credits Free and Clear of All Liens, Claims and Encumbrances; (C) Authorizing Payment of Related Broker’s Fee; and (D) Granting Related Relief (Entered: 9/24/02).

        10.68/(15)/  Purchase and Sale Agreement dated as of August 22, 2002, by and between the Operating Partnership and Weyerhaeuser Company.

        10.69/(15)/  Order Granting Authority to Extend Obligations of the Operating Partnership Under Modified Loan Agreement with BCPM (Entered: 10/24.02).

        10.70/(15)/  Fourth Amendment to Modified Loan Agreement and Third Amendment to Note dated as of October 22, 2002, by and between the Operating Partnership and BCPM.

        10.71/(15)/  Order Approving Environmental Settlement Agreements between the Debtors, BCPM, Borden Chemical, Inc., United States Department of Justice on behalf of the Environmental Protection Agency, and the Louisiana Department of Environmental Quality (Entered: 10/24/02).

        10.72/(15)/  Settlement Agreement by and among the Operating Partnership, BCPM, Borden Chemical, Inc. (“BCI”), United States Department of Justice on behalf of the Environmental Protection Agency and the Louisiana Department of Environmental Quality.

        10.73/(15)/  Geismar Environmental Allocation Agreement by and among the Operating Partnership, BCPM and BCI.

        10.74/(15)/  Environmental Servitude Agreement by and between the Operating Partnership and BCI.

        10.75/(15)/  Master Asset Conveyance and Facility Support Agreement by and between the Operating Partnership and BCI.

        10.76/(15)/  Operating Agreement and Lease by and between the Operating Partnership and BCI.

        10.77/(15)/  Order (A) Approving Purchase and Sale Agreement; (B) Authorizing Sale of  Monochem, Inc. and Certain Related Assets Free and Clear of All Liens, Claims and Encumbrances; (C) Authorizing Assumption and Assignment of Operations Agreements; and (D) Granting Related Relief (Entered: 10/24/02).

        10.78/(15)/  Purchase and Sale Agreement dated as of October 3, 2002, by and between the Operating Partnership and Crompton Manufacturing Company.

        10.79/(15)/  Agreement and Continued and Amended Agreement dated as of May 30, 2002, and October 1, respectively, by and between BCPM and Mark J. Schneider.

        10.80/(15)/  Agreement and Continued and Amended Agreement dated as of May 31, 2002, and October 1, respectively, by and between BCPM and Robert R. Whitlow, Jr.

        10.81/(15)/  Agreement and Continued and Amended Agreement dated as of May 31, 2002, and October 1, respectively, by and between BCPM and Marshall D. Owens.

        99.1    Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Action of 2002.

        99.2    Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Action of 2002.

/(15)/          Filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended March 31, 2002, and incorporated herein by this reference.

(b)  Reports on Form 8-K

         (i)       Registrant filed a Current Report on Form 8-K dated March 22, 2002, and filed on April 3, 2002, reporting the filing by the registrant’s general partner of a voluntary petition under Chapter 11 of the Bankruptcy Code.

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

Date: November 14, 2002	/s/ Mark J. Schneider

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