Form 10-Q
period 2002-09-30
BORDEN CHEMICALS & PLASTICS LIMITED PARTNERSHIP /DE/
filed 2002-12-23
CIK 821202

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2002

Commission file number:  1-9699

BORDEN CHEMICALS AND PLASTICS
LIMITED PARTNERSHIP

Delaware	31-1269627
(State of organization)	(I.R.S. Employer Identification No.)

Highway 73, Geismar, Louisiana 70734	(614) 225-4482
(Address of principal executive offices)	(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Number of Common Units outstanding as of the close of business on September 30, 2002: 36,750,000.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF LIABILITIES IN LIQUIDATION
(Unaudited, in thousands)

	September 30, 2002	December 31, 2001
LIABILITIES (SEE NOTE 2)
Note payable to General Partner	$2,800	$2,800
Deferred tax on gross margin	1,694	1,113
Accrued interest	284	152
Accrual for liquidation period costs	58	—

Liabilities in liquidation	$4,836	$4,065

See notes to condensed financial statements.

BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
CONDENSED STATEMENT OF CHANGES IN LIABILITIES IN LIQUIDATION
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
(Unaudited, in thousands)

Liabilities in liquidation at June 30, 2002	$4,836
Accrual for liquidation period costs	—

Liabilities in liquidation at September 30, 2002	$4,836

See notes to condensed financial statements.

BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
CONDENSED STATEMENT OF CHANGES IN LIABILITIES IN LIQUIDATION
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(Unaudited, in thousands)

Liabilities in liquidation at December 31, 2001	$4,065
Accrual for deferred tax expense	581
Accrual for interest expense	132
Accrual for liquidation period costs	58

Liabilities in liquidation at September 30, 2002	$4,836

See notes to condensed financial statements.

BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001
(Unaudited, in thousands, except per Unit Data)

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Interest expense	56	107
Bad debt expense	—	6,933
Tax on gross margin	(2,515)	(2,515)
Equity in loss of unconsolidated subsidiaries	—	19,091

Net income (loss)	2,459	(23,616)
Less 1% General Partner interest	25	(236)

Net loss applicable to Limited Partners’ interest	$2,434	$(23,380)

Net loss per Unit	$0.07	$(0.64)

Average number of Units outstanding during the Year	36,750	36,750

Cash distributions declared per Unit	—	—

See notes to condensed financial statements.

BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001
(Unaudited, in thousands)

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Cash Flows from Operations
Net income (loss)	$2,459	$(23,616)
Adjustments to reconcile net loss to
Net cash provided by operating activities
Equity in loss of unconsolidated affiliate	—	19,091
Bad debt expense	—	6,933
Other, net	(2,459)	(2,408)

Net cash provided by operating activities	—	—

Net cash provided by investing activities	—	—

Net cash flows provided by financing activities	—	—

Change in cash and equivalents	—	—
Cash and equivalents at beginning of year	—	—

Cash and equivalents at end of year	$—	$—

See notes to condensed financial statements.

BORDEN CHEMICALS AND PLASTICS LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(Unaudited, in thousands)

	Limited Partners	General Partner	Total
Balances at December 31, 2000	$20,371	$(1,280)	$19,091
Net loss through September 30, 2001	(23,380)	(236)	(23,616)

Balances at September 30, 2001	$(3,009)	$(1,516)	$(4,525)

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

Under the Company’s Amended and Restated Agreement of Limited Partnership, the Company is to dissolve and wind up its affairs upon, among other events, the bankruptcy of the General Partner or the sale of all or substantially all of the assets and properties of the Operating Partnership. As further discussed in Note 2, the General Partner has filed for Chapter 11 bankruptcy protection on March 22, 2002, the Operating Partnership is in the process of liquidating all of its assets, and the Operating Partnership and the General Partner have filed a joint plan with respect to the liquidation of both entities. Following confirmation of the joint plan of liquidation, which is presently expected to occur during the first quarter of 2003, the Partnership intends to file a certificate of cancellation with the Delaware Secretary of State terminating the Partnership’s existence as a Delaware limited partnership. Thereafter, transfers of units would no longer be permitted. At that time, the Partnership also intends to file a certificate on Form 15 with the Securities and Exchange Commission (“SEC”) terminating registration of its common units and suspending the Partnership’s duty to file further reports with the SEC.

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

2.    Organization, Business and Proceedings Under Chapter 11

The Partnership is a holding company and does not have its own independent operations and does not engage in any revenue producing activities. As of September 30, 2002, the Operating Partnership had one operating location: its main operating site in Geismar, Louisiana, which produced PVC resins, vinyl chloride monomer and acetylene. Two locations, PVC resins plants, located in Illiopolis, Illinois and Addis, Louisiana were sold in the first half of 2002. The acetylene plant at Geismar was idled in December 2000, the remaining Geismar operations were idled in the second quarter of 2002, and the attempted sale of various assets comprising the Geismar facility are in progress.

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

On March 22, 2002, BCPM filed a motion in the General Partners Bankruptcy requesting authority to extend the maturity date of the Secondary DIP Facility and approval of the second $5 million of lending authority under the Secondary DIP Facility. This motion was approved by the Bankruptcy Court on March 27, 2002. Subsequently, the Secondary DIP Facility has been extended by order of the Bankruptcy Court on several occasions. The facility currently has total availability of $5.5 million and matures on January 31, 2003. There can, however, be no assurance that BCPM will be authorized by the Bankruptcy Court to make further loans to the Operating Partnership or that the Operating Partnership will be authorized by the Bankruptcy Court to make further borrowings from BCPM.

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

On December 3, 2001, the Debtors filed a motion with the Bankruptcy Court seeking approval of an asset purchase agreement with Shintech Louisiana, LLC (“Shintech”) regarding the sale of the assets and operations of the Addis plant. Shintech agreed to pay: (i) $38 million for the Addis plant, (ii) the value of the Addis inventory and accounts receivable, and (iii) the cost of severance benefits for certain Addis employees. The sale excluded certain items such as cash, intercompany accounts, claims against third parties and equity interests in certain entities. The sale was approved by the Bankruptcy Court on December 20, 2001, and closed on February 28, 2002. The net proceeds of approximately $38 million from the sale were used to pay expenses of the transaction and outstanding borrowings under the Primary DIP Facility.

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

The Operating Partnership announced on August 21, 2002, that the Bankruptcy court had approved the sale of the Geismar PVC plant to Geismar Vinyls Corporation, an affiliate of The Westlake Group for $5.0 million cash plus a promissory note for up to $4.0 million contingent upon the earnings performance of the assets. The Operating Partnership will not recognize any portion of the $4.0 million contingent payment until such contingencies are met. The sale was completed December 20, 2002. On December 19, 2002, the Bankruptcy Court approved the sale of certain other assets associated with the Geismar facility for approximately $0.9 million.

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

On August 1, 2002, the Operating Partnership and BCPM filed with the Bankruptcy Court a Joint Plan of Liquidation (the “Joint Plan”) with respect to the liquidation of both entities. On August 23, 2002, a First Amended Joint Plan of Liquidation was filed, and on November 7, 2002, a Second Amended Joint Plan of Liquidation, (“Amended Joint Plan”) was filed. The Bankruptcy Court will consider confirmation of the Amended Joint Plan, as it may be further modified, at a hearing scheduled for January 24, 2003. Under the Amended Joint Plan, any assets of the Operating Partnership remaining after the payment of some or all administrative claims and other costs of its bankruptcy case would be transferred to a limited liability company (the “Operating Partnership Liquidating LLC”) for the benefit of the unsecured creditors of the Operating Partnership in accordance with their respective interests.

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

7.    Consolidated Debtor-In-Possession Financial Statements of Borden Chemicals and Plastics Operating Limited Partnership

The consolidated Debtor-In-Possession financial statements of the Operating Partnership as of and for the nine months ended September 30, 2002 and September 30, 2001 are as follows:

CONSOLIDATED STATEMENTS OF NET LIABILITIES IN LIQUIDATION
(Unaudited, in thousands):

	September 30, 2002	December 31, 2001
ASSETS
Cash and equivalents	$114	$2,791
Trade accounts receivable	432	26,017
Inventories
Finished and in process goods	—	21,950
Raw materials and supplies	—	4,080
Assets held for sale	8,876	53,907
Other assets	5,146	11,535

Total assets	$14,568	$120,280

LIABILITIES
Liabilities not subject to compromise
Priority debt	$3,000	$60,000
Accounts payable	1,252	13,856
Accrued severance and closure costs	5,776	42,776
Accrued interest	—	310
Deferred tax on gross margin	1,694	1,113
Other accrued liabilities	4,767	7,637

Total liabilities not subject to compromise	16,489	125,692
Total liabilities subject to compromise (see Note B)	261,767	267,888

Total liabilities	$278,256	$393,580

Net liabilities in liquidation	$263,688	$273,300

See notes A-F to consolidated Debtor-in-Possession financial statements that follow.

CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES IN LIQUIDATION
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002
(Unaudited, in thousands)

Three Months Ended September 30, 2002
Net liabilities in liquidation June 30, 2002	$263,869
Changes in net liabilities in liquidation:
Revision to estimated liabilities	(181)

Net liabilities in liquidation September 30, 2002	$263,688

Nine Months Ended September 30, 2002
Net liabilities in liquidation at December 31, 2001	$273,300
Changes in net liabilities in liquidation:
Revision of liquidation period cost estimate	5,135
Revision to net realizable value of ethylene contract and other assets	(7,004)
Revision to net realizable value of Geismar facility assets held for sale	(4,225)
Revision of post-retirement benefit liability (see Note C)	(3,510)
Revision to net realizable value of accounts receivable	(589)
Revision to gross margin tax expense	581

Net liabilities in liquidation at September 30, 2002	$263,688

See notes A-F to consolidated Debtor-in-Possession financial statements that follow.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001
(Unaudited, in thousands):

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Revenues
Net trade sales	$85,456	$280,259
Net sales to related parties	—	—

Total revenues	85,456	280,259

Expenses
Costs of goods sold	93,635	315,981
Impairment of long-lived assets and other charges	123,003	122,058
Marketing, general & administrative expense	5,952	17,729
Interest expense	1,842	10,757
Tax on gross margin	(1,955)	(1,955)
Equity in loss of affiliate	585	1,519
Other (income) expense	239	6,219
Reorganization costs:
Professional fees	1,917	5,507
Loss on debt issuance costs	—	3,755
Gain on settlement of pre-petition claims	—	(377)

Total expenses	$225,218	$481,193

Net loss	$(139,762)	$(200,934)

See notes A-F to consolidated Debtor-in-Possession financial statements that follow.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(Unaudited, in thousands)

Cash Flows from Operations
Net loss	$(200,934)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	19,932
Impairment of long-lived assets	122,058
Change in receivables	29,747
Change in inventory	31,334
Change in accounts payable	(4,400)
Other	5,390
Reorganization items:
Payment of professional fees	(3,570)
Loss on debt issuance costs	3,755
Gain on settlement of pre-petition claims	(377)

Net cash flows provided by operating activities	$2,935

Cash Flows from Investing Activities
Capital expenditures	$(5,947)
Proceeds from note receivable	9,700

Net cash flows provided by investing activities	$3,753

Cash Flows from Financing Activities
Gross borrowings under line-of-credit agreement	132,343
Gross repayments under line-of-credit agreement	(137,915)
Payment of debt issuance costs	(1,360)

Net cash flows used by financing activities	(6,932)

Change in cash and equivalents	(244)
Cash and equivalents at beginning of period	3,223

Cash and equivalents at end of period	$2,979

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

The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company. The valuations presented in the accompanying Statement of Net Liabilities in Liquidation represent estimates based on present facts and circumstances of the net realizable values of assets, estimated liabilities and estimated costs associated with carrying out the liquidation of the Company. The actual values and costs could be higher or lower than the amounts recorded as of September 30, 2002.

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

Liabilities subject to compromise consist of the following as of September 30, 2002 (in thousands):

Long-term debt	$200,000
Pre-petition accounts payable	38,479
Accrued interest	8,073
Payable to BCPM	10,114
Other accrued liabilities	5,101

Total liabilities subject to compromise	$261,767

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

During 2001, BCPM made unreimbursed severance payments totaling $0.8 million to former employees of the Operating Partnership. In addition, BCPM also made unreimbursed payments for certain professional services and other expenses. Payables of $3.9 and $2.3 million were recorded for these expenses as of September 30, 2002 and December 31, 2001.

In December 2001, the Operating Partnership entered into a Loan Agreement “Loan Agreement” with BCPM whereby BCPM agreed to provide loans up to $10 million for the Operating Partnership to use for working capital requirements or other general corporate purposes in the event that there is no borrowing availability under the Operating Partnership’s revolving credit facility with Fleet. The Operating Partnership could only borrow pursuant to this Loan Agreement if there were no positive borrowing availability under the Operating Partnership’s revolving credit facility with Fleet. Borrowings under the Loan Agreement were payable on the earlier of a) March 31, 2002, which was subsequently extended to April 30, 2002, b) the date of confirmation of a plan of reorganization, c) the date upon which the sale of substantially all of the Operating Partnership’s assets has been completed, or d) an event of default. Borrowings under the Loan Agreement bear interest at the Alternate Base Rate plus 2.75%. The Bankruptcy Court approved the Loan Agreement for borrowings up to $5 million. Borrowings under the Loan Agreement have been granted administrative expense status. On April 24, 2002, the Bankruptcy Court modified the Secondary DIP Facility by the entry of a “bridge order” authorizing BCPM to lend up to $6 million to the Operating Partnership through May 24, 2002. The Bankruptcy Court subsequently revised the order several times. Under the currently approved loan agreement, which expires January 31, 2003, the availability amount is $5.5 million. As of September 30, 2002, the outstanding balance was $3.0 million.

Through the normal course of business, the Operating Partnership makes operating payments for two of its joint ventures, V.E.I. and Monochem. The Operating Partnership is then reimbursed in full for these payments from the joint ventures. The receivable from these joint ventures was subsequently paid. On October 22, 2002, the Bankruptcy Court approved the sale of the Company’s ownership interest in Monochem to the Company’s joint venture partner. The sale of Monochem was subsequently completed on November 13, 2002. V.E.I.’s joint venture partners agreed to dissolve the business. A settlement of V.E.I. affairs is ongoing, with the goal of dissolving the business in 2002 and the Company is pursuing the sale of V.E.I.’s assets.

D.    Impairment of Long-Lived Assets and Other Charges

During the year ended December 31, 2001, the Company recorded restructuring and other charges of $192.6 million primarily associated with asset impairment charges, bankruptcy court proceedings, severance, and plant closure costs.

The following is a roll forward of the restructuring and related charges recorded in the year ended December 31, 2001:

(Unaudited, in millions)

Description	Type	Balance 12/31/01	Additional Expense	Payments	Adjustments	Balance 09/30/02
Severance and stay bonus	Cash	$13.6	$—	$(13.3)	$(0.3)	$—
Closure costs	Cash	8.7	0.3	(8.7)	—	0.3
Lease rejection costs	Cash	3.5	1.0	(1.7)	—	2.8
Bankruptcy-professional fees	Cash	1.7	5.1	(5.3)	—	1.5

Total		$27.5	$6.4	$(29.0)	$(0.3)	$4.6

E.    Liquidation Basis Adjustments

In August 2002, the Company sold its rights to their long-term ethylene supply contract (see Note 2 to the Limited Partnership financial statements). The Operating Partnership realized proceeds of $6.6 million, of which $3.4 million was paid to the ethylene supplier to cure pre-petition payables owed by the Operating Partnership.

During 2002 the net realizable value of other assets increased $4.6 million based on sales or pending sales agreements. Net realizable assets increased primarily from an increase in the net realizable value of land of $4.1 million, the PVC facility of $0.7 million, the Monochem facility of $0.5 million offset by a decrease in the net realizable value of the remaining Geismar facility assets of $1.2 million. The net realizable values were revised, as the Operating Partnership was able to obtain purchase agreements for higher sales prices than previously estimated. Provisions were also made for certain estimated losses related to post-petition contracts.

F.    Commitments & Contingencies

Environmental and Legal Contingencies

The Operating Partnership is subject to extensive state, federal and local laws and regulations. See Note 3 to the Limited Partnership financial statements for further information regarding contingencies relating to these environmental matters.

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

Liens

Liens in the amount of $3.0 million have been filed against specific assets of the Operating Partnership. The Operating Partnership currently is analyzing bankruptcy law, applicable non-bankruptcy law and the factual circumstances of each alleged lien to determine whether these creditors are in fact secured and, if so, to what extent. To the extent the Court determines any of the alleged liens valid, the liens would need to be paid by the Operating Partnership. These obligations have been accrued in pre-petition liabilities.

Operating Lease Arrangements

The Company leases certain railcars under operating leases, which had various expiration dates, the longest of which was fifteen years. Substantially all of these leases were rejected due to the bankruptcy proceedings during 2001 and 2002. Certain obligations exist after the rejection of these leases to clean and return these railcars to the lessor. Estimated costs of $2.8 million for cleaning and returning these railcars has been included in the Accrued Severance and Closure Costs. No provision has been established at September 30, 2002 for potential claims which may be asserted by lessors for future rentals under the respective lease agreements subsequent to the lease rejection dates as management does not believe that such claims would be allowed by the Bankruptcy Court.

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

Under the Company’s Amended and Restated Agreement of Limited Partnership, the Company is to dissolve and wind up its affairs upon, among other events, the bankruptcy of the General Partner or the sale of all or substantially all of the assets and properties of the Operating Partnership. Following confirmation of the joint plan of liquidation, which is presently expected to occur during the first quarter of 2003, the Partnership intends to file a certificate of cancellation with the Delaware Secretary of State terminating the Partnership’s existence as a Delaware limited partnership. Thereafter, transfers of units would no longer be permitted. At that time, the Partnership also intends to file a certificate on Form 15 with the Securities and Exchange Commission (“SEC”) terminating registration of its common units and suspending the Partnership’s duty to file further reports with the SEC.

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

Changes in Net Liabilities in Liquidation

During the third quarter of 2002, Liabilities in Liquidation decreased by $0.2 million. This change in Liabilities in Liquidation is due to revisions to estimates of certain liabilities.

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

Under the Company’s Amended and Restated Agreement of Limited Partnership, the Company is to dissolve and wind up its affairs upon, among other events, the bankruptcy of the General Partner or the sale of all or substantially all of the assets and properties of the Operating Partnership. Following confirmation of the joint plan of liquidation, which is presently expected to occur during the first quarter of 2003, the Partnership intends to file a certificate of cancellation with the Delaware Secretary of State terminating the Partnership’s existence as a Delaware limited partnership. Thereafter, transfers of units would no longer be permitted. At that time, the Partnership also intends to file a certificate on Form 15 with the Securities and Exchange Commission (“SEC”) terminating registration of its common units and suspending the Partnership’s duty to file further reports with the SEC.

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

On March 22, 2002, BCPM filed a motion in the General Partner Bankruptcy requesting authority to extend the maturity date of the Secondary DIP Facility and approval of the second $5 million of lending authority under the Secondary DIP Facility. This motion was approved by the Bankruptcy Court on March 27, 2002. Subsequently, BCPM filed a further motion seeking authority to lend the Operating Partnership up to $6 million (with sub-limits on the use of funds to pay ordinary costs of administration and severance) after expiration of the Secondary DIP Facility on April 30, 2002. The Bankruptcy Court entered a “bridge order” on April 24, 2002, authorizing such lending until May 23, 2002. The court extended the “bridge order” through June 30, 2002 in the amount of $4.5 million, based on cash flow needs of the Operating Partnership. The Secondary DIP Facility has total availability of $5.5 million and matures January 31, 2003. There can, however, be no assurance that BCPM will be authorized by the Bankruptcy Court to make further loans to the Operating Partnership or that the Operating Partnership will be authorized by the Bankruptcy Court to make further borrowings from BCPM.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Secondary DIP Facility provides up to $7.5 million under a revolving credit agreement with BCPM. Interest on borrowings under the revolving credit facility were determined, at the Operating Partnership’s option, at the Alternate Base Rate plus 2.75%. At September 30, 2002, borrowings under the facility were $3.0 million.

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

ITEM 4.    CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. The registrant’s principal executive officer and principal financial officer have concluded that the necessary disclosure controls and procedures, (as defined in Sections 240.13a-14(c) and 240.15d-14(c)) were adequate and effective to ensure that the information required to be disclosed by the registrant in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the registrant’s management, including the principal executive officer and principal financial officer, to allow decisions regarding required disclosure; however, due to the bankruptcy of the registrant’s operating subsidiary and the registrant’s general partner and other factors, the registrant has not been able to file timely its quarterly and annual reports since the first quarter of 2001.

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

December 18, 2002

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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 18, 2002	/S/ MARK J. SCHNEIDER

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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 18, 2002	/S/ ROBERT R. WHITLOW, JR.

Robert R. Whitlow, Jr.
Chief Financial Officer and Treasurer